Form 10-Q
period 2026-03-31
Blackstone Private Equity Strategies Fund (TE) L.P.
filed 2026-05-13
CIK 1953940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
Commission File Number:
Blackstone Private Equity Strategies Fund L.P.        000-56446
Blackstone Private Equity Strategies Fund (TE) L.P.    000-56742

Blackstone Private Equity Strategies Fund L.P.
Blackstone Private Equity Strategies Fund (TE) L.P.

Delaware Delaware (State or other jurisdiction of incorporation or organization)	Blackstone Private Equity Strategies Fund L.P. Blackstone Private Equity Strategies Fund (TE) L.P. (Exact name of registrant as specified in its charter)	88-1872156 88-2930978 (I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York 10154
(Address of principal executive offices) (Zip Code)
(212) 583-5000
(Registrant’s telephone number, including area code)
–––––––––––––––––
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Blackstone Private Equity Strategies Fund L.P. Blackstone Private Equity Strategies Fund (TE) L.P.	None None	None None	None None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Blackstone Private Equity Strategies Fund L.P. Yes ☒ No ☐             Blackstone Private Equity Strategies Fund (TE) L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Blackstone Private Equity Strategies Fund L.P. Yes ☒ No ☐            Blackstone Private Equity Strategies Fund (TE) L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Blackstone Private Equity Strategies Fund L.P.         Large accelerated filer ☐     Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☐ Emerging growth company ☒
Blackstone Private Equity Strategies Fund (TE) L.P.     Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☐ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Blackstone Private Equity Strategies Fund L.P. ☐                     Blackstone Private Equity Strategies Fund (TE) L.P ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Blackstone Private Equity Strategies Fund L.P. Yes ☐ No ☒            Blackstone Private Equity Strategies Fund (TE) L.P Yes ☐ No ☒
As of April 30, 2026, Blackstone Private Equity Strategies Fund L.P. had the following limited partnership units outstanding: 218,051,932 Class I-Series I Units, 0 Class I-Series II Units. 0 Class I-Series III Units, 127,651,078 Class S Units, 4,675,271 Class D Units and 938,278 Class N Units.
As of April 30, 2026, Blackstone Private Equity Strategies Fund (TE) L.P. had the following limited partnership units outstanding: 46,827,968 Class I-Series I Units, 0 Class I-Series II Units, 0 Class I-Series III Units, 63,880,668 Class S Units and 335,646 Class D Units.
This combined Form 10-Q is separately filed by Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Equity Strategies Fund (TE) L.P. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.

Explanatory Note
This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2026, of Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (each, a “Registrant” and collectively, the “Registrants”).
The Feeder invests all or substantially all of its assets through its investment in BXPE U.S. and BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Feeder, BXPE U.S. and the Aggregator all have the same investment objectives.
We believe combining the Quarterly Reports on Form 10-Q of the Registrants and the Aggregator into this single report:
•facilitates clarity for investors in the Feeder and BXPE U.S. regarding the underlying investments of the Registrants,
•enables investors to gain a clearer understanding of the Registrants by allowing them to evaluate the business as a whole,
•eliminates duplicative disclosures and provides a more streamlined and readable presentation, and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
Forward-Looking Statements
This report may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
References herein to “expertise” or any party being an “expert” are based solely on the belief of Blackstone (as defined below) and are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Blackstone. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Blackstone or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Blackstone and/or any investment professional of Blackstone.
There are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov or on our website at www.bxpe.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

________________________
In this report, except where the context suggests otherwise:
The term “Aggregator” refers to BXPE US Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of BXPE (as defined below)), a Cayman Islands exempted limited partnership, together with its consolidated subsidiaries and through which BXPE invests all or substantially all of its assets.
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The term “BXPE U.S.” refers to Blackstone Private Equity Strategies Fund L.P.
The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refer to BXPE U.S., the Feeder (as defined below), the Aggregator and any Parallel Funds (as defined below), as the context requires.
The term “BXPE Lux” means Blackstone Private Equity Strategies Fund SICAV, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities.
BXPE and BXPE Lux are together referred to as the “BXPE Fund Program.”
The term “Feeder” refers to Blackstone Private Equity Strategies Fund (TE) L.P. together with its consolidated subsidiary.
The term “Feeder Fund” refers to a limited partner of BXPE U.S. that is formed by, or at the direction of, the General Partner or its Affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in BXPE U.S., including the Feeder.
The term “General Partner” refers to Blackstone Private Equity Strategies Associates L.P., our general partner.
The term “Intermediate Entity” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause BXPE to hold certain investments directly or indirectly through (a) entities that may elect to be classified as corporations for U.S. federal corporate income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction (each a “Corporation”) or (b) one or more limited liability companies or limited partnerships (each, a “Lower Entity,” and together with any Corporation, including the Aggregator, “Intermediate Entities”).
The term “Investment Manager” refers to Blackstone Private Investments Advisors L.L.C., our investment manager.
The term “Other Blackstone Accounts” refers to investment funds and other vehicles or accounts managed or advised by Blackstone from time to time (other than Parallel Funds, Feeder Funds and alternative vehicles), and any successors thereto, in each case, including any alternative vehicles formed in connection therewith, any supplemental capital vehicles formed in connection with any investments made thereby and any vehicles formed in connection with Blackstone’s side-by-side or additional general partner investments relating thereto, including BXPE Lux.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding BXPE Lux (as determined in the Investment Manager’s discretion). Parallel Funds may be established to allow certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. One or more such Parallel Funds invest directly, or indirectly through one or more Intermediate Entities, in the Aggregator alongside BXPE U.S.
The term “Portfolio Entity” refers to any individual, partnership, corporation, limited liability company, unincorporated organization or association, trust (including the trustees thereof, in their capacity as such) or other entity, in which Investments are made by BXPE U.S.
The term “Registrant” refers to, individually and collectively, BXPE U.S. and the Feeder.
The term “Sponsor” refers to, as the context or applicable law requires, individually and collectively, the General Partner and the Investment Manager.

The term “Transactional NAV” refers to the price at which transactions in BXPE’s Units (as defined below) are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXPE U.S.’s board of directors (“BXPE U.S. Board of Directors” or “BXPE U.S. Board”). Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.
The term “Units” refers to limited partnership units of BXPE U.S. and the Feeder, as context requires. There are six classes, or series of classes, of Units outstanding at BXPE U.S.: Class I-Series I (“Class I-Series I Units”), Class I-Series II (“Class I-Series II Units”), Class I-Series III (“Class I-Series III Units”), Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class N (“Class N” or the “Class N Units”), and five classes, or series of classes, of Units outstanding at the Feeder: Class I-Series I, Class I-Series II, Class I-Series III, Class S and Class D Units.
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated affiliate of BXPE U.S. As such, we believe it is important to present information for each of the Feeder, BXPE U.S. and the Aggregator in this report. The financial statements of each entity are presented in “Part I. Item 1. Financial Statements.” See also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
This report does not constitute an offer of BXPE or any Other Blackstone Accounts.

Part I. Financial Information
Item 1. Financial Statements
Blackstone Private Equity Strategies Fund (TE) L.P.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025
Assets
Investment in BXPE U.S. at Fair Value (Cost $3,083,266 as of March 31, 2026; $2,698,129 as of December 31, 2025)	$3,755,921	$3,200,757
Cash and Cash Equivalents	1,736	304
Redemption Receivable	5,765	1,769
Other Assets	826	836
Total Assets	$3,764,248	$3,203,666
Liabilities and Net Assets
Accounts Payable and Accrued Expenses	$507	$806
Servicing Fees Payable	109,088	94,441
Due to Affiliates	788	3,670
Redemptions Payable	5,529	1,667
Deferred Tax Liabilities	10,167	8,433
Total Liabilities	126,079	109,017
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (45,362,166 Units issued and outstanding as of March 31, 2026 and 40,775,466 Units issued and outstanding as of December 31, 2025) (a)	1,593,456	1,362,698
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of March 31, 2026 and December 31, 2025) (a)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of March 31, 2026 and December 31, 2025) (a)	—	—
Limited Partnership Unit — Class S Units, unlimited Units authorized (62,157,660 Units issued and outstanding as of March 31, 2026 and 55,364,727 Units issued and outstanding as of December 31, 2025)	2,034,395	1,725,343
Limited Partnership Unit — Class D Units, unlimited Units authorized (333,922 Units issued and outstanding as of March 31, 2026 and 225,120 Units issued and outstanding as of December 31, 2025)	10,318	6,608
Total Net Assets	3,638,169	3,094,649
Total Liabilities and Net Assets	$3,764,248	$3,203,666
___________________
(a)On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Expenses
Professional Fees	$195	$246
Total Expenses	195	246
Net Investment Loss Before Provision for Taxes	(195)	(246)
Provision for Taxes	1,928	1,925
Net Investment Loss	(2,123)	(2,171)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	170,028	66,715
Net Increase in Net Assets Resulting from Operations	$167,905	$64,544
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	Total Net Assets
Balance at December 31, 2025	$1,362,698	$—	$—	$1,725,343	$6,608	$3,094,649
Proceeds from Units Issued	160,130	—	—	236,368	3,333	399,831
Net Investment Loss	(904)	—	—	(1,213)	(6)	(2,123)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	72,497	—	—	97,077	454	170,028
Servicing Fees	—	—	—	(18,506)	(71)	(18,577)
Conversion of Units Between Classes	1,076	—	—	(1,076)	—	—
Redemption of Units	(2,041)	—	—	(3,598)	—	(5,639)
Balance at March 31, 2026	$1,593,456	$—	$—	$2,034,395	$10,318	$3,638,169

Balance at December 31, 2024	$503,628	$—	$—	$827,177	$595	$1,331,400
Proceeds from Units Issued	129,580	—	—	187,414	—	316,994
Net Investment Loss	(811)	—	—	(1,359)	(1)	(2,171)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	24,924	—	—	41,766	25	66,715
Servicing Fees	—	—	—	(13,144)	—	(13,144)
Conversion of Units Between Classes	386	—	—	(386)	—	—
Redemption of Units	(379)	—	—	(1,712)	—	(2,091)
Balance at March 31, 2025	$657,328	$—	$—	$1,039,756	$619	$1,697,703
__________________
(a)On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$167,905	$64,544
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXPE U.S.	(170,028)	(66,715)
Investment in BXPE U.S.	(390,902)	(314,638)
Proceeds from Investment in BXPE U.S.	1,769	173
Cash Flows Due to Changes in Operating Assets and Liabilities
Other Assets	10	—
Accounts Payable and Accrued Expenses	(299)	306
Due to Affiliates	(2,932)	530
Deferred Tax Liabilities	1,734	1,439
Net Cash Used in Operating Activities	(392,743)	(314,361)
Financing Activities
Proceeds from Issuance of Units	399,831	316,994
Payment for Servicing Fees	(3,930)	(1,301)
Redemption of Units	(1,665)	(162)
Early Redemption Deduction	(61)	(9)
Net Cash Provided by Financing Activities	394,175	315,522
Cash and Cash Equivalents
Net Increase	1,432	1,161
Beginning of Period	304	1,130
End of Period	$1,736	$2,291
Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$194	$486
Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$18,577	$13,144
Redemption of Units, Net of Early Redemption Deduction	$5,530	$2,037
Early Redemption Deduction Payable to BXPE U.S.	$109	$55
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Condensed Consolidated Schedules of Investments (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (105,903,042 Units) (a)	Investee Fund	Various	Various	$3,755,921	103.2%
Total Investments (Cost $3,083,266)				$3,755,921	103.2%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Private Equity Strategies Fund L.P. (94,916,352 Units) (a)	Investee Fund	Various	Various	$3,200,757	103.4%
Total Investments (Cost $2,698,129)				$3,200,757	103.4%
____________________
(a)Refer to Note 3. “Investment in BXPE U.S.” for details on the Feeder’s proportional share of investments through investees.
See notes to condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
Blackstone Private Equity Strategies Fund (TE) L.P. is a Delaware limited partnership formed on May 25, 2022, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”), which together with its consolidated subsidiary, forms the “Feeder.” The Feeder is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions. The Feeder is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
The Feeder invests all or substantially all of its assets through its investment in Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”). BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Feeder has the same investment objectives as BXPE U.S. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors, to participate in BXPE U.S. in a more tax-efficient manner. The condensed financial statements of BXPE U.S. and the condensed consolidated financial statements of the Aggregator are an integral part of the Feeder’s condensed consolidated financial statements, which are included following these condensed consolidated financial statements.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. BXPE U.S., the Feeder, the Aggregator and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program,” but are operated as distinct investment structures.
BXPE’s investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when the Feeder and BXPE U.S. first sold unregistered limited partnership units to third-party investors and began investment operations.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of the Feeder, BXPE U.S. and the Aggregator. Overall responsibility for oversight of the Feeder, BXPE U.S. and the entities that carry out their investment objectives rests with the General Partner, subject to certain oversight rights held by each of the Feeder’s board of directors (the “Feeder Board of Directors” or “Feeder Board”) and BXPE U.S.’s board of directors (the “BXPE U.S. Board of Directors” or “BXPE U.S. Board,” and together with the Feeder Board, the “Boards of Directors” or “Boards”), as applicable. The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE’s investments. In addition, the Investment Manager actively manages and monitors each investment to seek to maximize the value of each investment. The Investment Manager and its affiliates also provide certain administrative services to BXPE. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Feeder have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The Feeder is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC 946”). The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Feeder’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements. Management believes that estimates made in preparing its condensed consolidated financial statements are reasonable. Such estimates include those used in the valuation of the investment in BXPE U.S., including the valuation of BXPE U.S.’s investment in the Aggregator, the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances, if any) at the Feeder and the Aggregator. Actual results may ultimately differ from those estimates.
Principles of Consolidation
As provided under ASC 946, the Feeder will not consolidate its investment in a company other than a controlled investment company subsidiary or a controlled operating company whose business consists of providing services to the Feeder. Accordingly, the Feeder consolidated the results of its wholly owned investment company subsidiary, BXPE Feeder (CYM) L.P. All intercompany balances and transactions have been eliminated in consolidation.
Valuation of Investments at Fair Value
The performance of the Feeder is directly affected by the performance of BXPE U.S.’s investment in the Aggregator, which is disclosed in the notes to BXPE U.S.’s condensed financial statements. The Feeder has indirect exposure to gains and losses on underlying investments because it invests in BXPE U.S., which, in turn, has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator. For information regarding valuation of investments, net realized and change in unrealized gains and losses on such investments held by the Aggregator, see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator.
The Feeder measures its investment in BXPE U.S. at fair value using the net asset value of BXPE U.S. The net asset value of BXPE U.S. is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because BXPE U.S.’s net asset value is not published or the basis for current transactions, (b) BXPE U.S. is an investment company and (c) the net asset value of BXPE U.S. is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Feeder’s investment in BXPE U.S. are presented within Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Condensed Consolidated Statements of Operations.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. The Feeder may have bank balances in excess of federally insured amounts; however, the Feeder deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Income Taxes
The Feeder operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation and as such is not directly subject to any U.S. federal corporate income taxes. It is possible that the Feeder may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Feeder would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Feeder would be treated as shareholders in a corporation, and the Feeder itself would become taxable as a corporation

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

for U.S. federal, state and/or local income tax purposes. The Feeder would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Feeder’s consolidated subsidiary is subject to U.S. federal, state and/or local income taxes on certain of its investments.
BXPE Feeder (CYM) L.P., the Feeder’s consolidated subsidiary, is an investment company that is treated as a corporation for U.S. income tax purposes. To the extent investments made by the Aggregator are engaged in a U.S. trade or business, BXPE Feeder (CYM) L.P. will generally be subject to a U.S. federal corporate income tax of 21% on its share of taxable income effectively connected with the conduct of a U.S. trade or business, and may also be subject to an additional branch profits tax of 30% on its share of the Aggregator’s effectively connected earnings and profits, adjusted as provided by law. BXPE Feeder (CYM) L.P. may also be subject to state and local income tax if it is determined to have nexus. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the U.S. federal and state income tax liability of BXPE Feeder (CYM) L.P.
If the Aggregator generates U.S. source income that is not effectively connected with a U.S. trade or business, BXPE Feeder (CYM) L.P. could be subject to a 30% federal income tax on its share of all fixed or determinable annual or periodical gains, profits and income unless certain statutory exceptions are met. The tax is expected to be withheld at the source and taxes withheld can be used as a credit against the U.S. income tax liability of BXPE Feeder (CYM) L.P. The Aggregator is expected to hold certain investments which may generate U.S. source interest or dividends subject to this 30% withholding tax.
The government of the Cayman Islands will not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon BXPE Feeder (CYM) L.P.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Feeder determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Feeder assesses all available positive and negative evidence, including the amount and character of future taxable income.
Uncertain Tax Positions
The Feeder recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Feeder reevaluates its tax positions each period in which new information becomes available. The Feeder’s policy is to recognize tax-related interest and penalties, if applicable, as a component of Provision for Taxes on the Condensed Consolidated Statements of Operations.
Affiliates
The General Partner, the Investment Manager, the Dealer Manager (as defined in Note 6. “Related Party Transactions”), BXPE U.S., Parallel Funds, the Aggregator, BXPE Lux, and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Feeder. Investments of BXPE and investments of other investment vehicles managed by the Investment Manager (“Other Blackstone Accounts”) are considered affiliates of BXPE based on Blackstone’s level of ownership and control.
Segment Reporting
The Feeder operates through a single reportable segment. The chief operating decision maker (the “CODM”) is a group consisting of the Feeder’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for the Feeder primarily based on the Feeder’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Consolidated Statements of Operations.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Feeder’s annual period ending December 31, 2026.
3. Investment in BXPE U.S.
The Feeder recognizes dividend income on the record date of distributions from BXPE U.S., if any. The Feeder has an interest of 32.0% and 32.3% in BXPE U.S. as of March 31, 2026 and December 31, 2025, respectively. The Feeder’s indirect interest in the Aggregator may result in the Feeder indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Feeder. For a listing of investments that may proportionally exceed 5% of the Feeder’s net assets, refer to the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Net Assets
The Feeder, at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. As of March 31, 2026, the Feeder offers five classes, or series of classes, of limited partnership Units: Class I-Series I, Class I-Series II, Class I-Series III, Class S and Class D Units. The key differences among each class, or series of a class, of Units relate to the ongoing servicing fees, management fees, the upfront subscription fee, and distribution channels. The term “Transactional NAV” refers to the price at which transactions in the Feeder’s Units are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or series of a class, as of the last calendar day of the immediately preceding month. Before the Feeder determined its first Transactional NAV, the initial subscription price for Class I-Series I, Class S and Class D Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in the Feeder and not reflected in the Feeder’s Transactional NAV. The initial Transactional NAV for Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Unit for Class I-Series I Units at the time of their respective initial sale. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date and is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and servicing fees. At the end of each month, the Feeder allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. across each class, or series of a class, of Units based on their relative ownership share in the Feeder as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXPE or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to the Feeder’s most recent Transactional NAV per Unit available for each class, or series of a class, of Units, which is the Feeder’s prior month-end Transactional NAV per Unit. No Class I-Series II Units or Class I-Series III Units have been issued since inception.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present transactions in the Units during the periods:

	Class I
	Series I Units	Class S Units	Class D Units	Total
Units Outstanding as of December 31, 2025	40,775,466	55,364,727	225,120	96,365,313
Units Issued	4,612,976	6,926,742	108,802	11,648,520
Conversion of Units Between Classes	30,773	(31,329)	—	(556)
Redemption of Units	(57,049)	(102,480)	—	(159,529)
Units Outstanding as of March 31, 2026	45,362,166	62,157,660	333,922	107,853,748

Units Outstanding as of December 31, 2024	17,847,128	31,356,066	24,000	49,227,194
Units Issued	4,528,272	6,596,420	—	11,124,692
Conversion of Units Between Classes	13,613	(13,729)	—	(116)
Redemption of Units	(12,857)	(58,686)	—	(71,543)
Units Outstanding as of March 31, 2025	22,376,156	37,880,071	24,000	60,280,227
Unit Redemption Plan
In accordance with the BXPE U.S. Partnership Agreement, BXPE U.S. expects to periodically redeem up to 3% of its units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXPE U.S. redeems units in any particular quarter, BXPE U.S. expects to use a purchase price equal to the Transactional NAV per unit as of the date specified in the Unit Redemption Plan. Any redemption requests of BXPE U.S. units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXPE U.S. for the benefit of all investors. Certain unitholders have agreed to certain additional restrictions, including a minimum holding period and certain redemption limitations in addition to the quarterly limitation described above.
In accordance with the terms of the Feeder Partnership Agreement (as defined below), unitholders of the Feeder, as indirect holders of BXPE U.S., participate in BXPE U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXPE U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied at the Feeder’s Transactional NAV per Unit as of the date specified in the Unit Redemption Plan by redeeming the same number of units in BXPE U.S.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer units than have been requested to be redeemed in any particular calendar quarter, units submitted for redemption during such quarter will be redeemed on a pro-rata basis after BXPE U.S. has redeemed all units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, unitholders must resubmit their request in the next available redemption window.
The General Partner, with the approval of the Independent Directors, as applicable, may make exceptions to, modify or suspend the Unit Redemption Plan if, in its reasonable judgment, it deems such action to be in the best interest of BXPE U.S. and its unitholders (including the Feeder), including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when redemptions would place an undue burden on BXPE U.S.’s liquidity, adversely affect its operations or pose a potential adverse impact on BXPE U.S. that would outweigh the benefit of the redemptions.
During the three months ended March 31, 2026 and 2025, 159,529 Units and 71,543 Units were redeemed for an aggregate gross value of $5.6 million and $2.1 million, respectively.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5. Related Party Transactions
Partnership Agreement
The Feeder has entered into a second amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “Feeder Partnership Agreement”) with the General Partner. Under the terms of the Feeder Partnership Agreement, overall responsibility for the Feeder’s oversight rests with the General Partner, subject to certain oversight rights held by the Boards of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE. Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. Investors in the Feeder will indirectly bear a portion of the Performance Participation Allocation payable by BXPE, but such expenses will not be duplicated at the Feeder level. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Condensed Consolidated Statements of Operations. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Performance Participation Allocation.
For the three months ended March 31, 2026, the Feeder was allocated $28.7 million of the Performance Participation Allocation recognized by the Aggregator. For the three months ended March 31, 2025, the Feeder was allocated $10.4 million of the Performance Participation Allocation recognized by the Aggregator.
Investment Management Agreement
BXPE U.S. has entered into an amended and restated investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter, into sub-advisory or other similar arrangements with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXPE pays the Investment Manager a management fee (the “Management Fee”). Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds.
Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXPE’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Condensed Consolidated Statements of Operations. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Management Fee.
For the three months ended March 31, 2026, the Feeder was allocated $11.5 million of the gross Management Fee recognized by the Aggregator, of which $0.1 million was waived by the Investment Manager as a result of investments in Other Blackstone Accounts. For the three months ended March 31, 2025, the Feeder was allocated $5.2 million of the gross Management Fee recognized by the Aggregator.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE. Investors in the Feeder, BXPE U.S. and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. in the Condensed Consolidated Statements of Operations. Refer to BXPE U.S.’s condensed financial statements for more information regarding the Administration Fee.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended March 31, 2026, the Feeder was allocated $0.9 million of the Administration Fee recognized by the Aggregator. For the three months ended March 31, 2025, the Feeder was allocated $0.4 million of the Administration Fee recognized by the Aggregator.
Dealer Manager Agreement
The Feeder and BXPE U.S. entered into an amended and restated dealer manager agreement (as may be further amended and restated from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages the Feeder’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates the Feeder’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Feeder’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Feeder’s Transactional NAV attributable to Class S Units as of the last day of each month. The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Feeder’s Transactional NAV attributable to Class D Units as of the last day of each month. In calculating the unitholder servicing fee, the Feeder uses the Transactional NAV before giving effect to any accruals for the unitholder servicing fees, redemptions for that month and distributions, if any, payable on the Feeder’s Units. There are no unitholder servicing fees with respect to Class I-Series I, Class I-Series II and Class I-Series III Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
The Feeder accrues the cost of the unitholder servicing fees, as applicable, for the estimated life of the Units, as applicable, as a distribution cost at the time Class S and Class D Units are sold. During the three months ended March 31, 2026 and 2025, the Feeder paid $3.9 million and $1.3 million, respectively, of servicing fees.
Due to Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Feeder for the payment of fund expenses. These amounts are intended to be cash reimbursed by the Feeder and are non-interest bearing. Due to Affiliates also consists of balances the Feeder owes to other non-consolidated entities within BXPE.
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
6. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from the Feeder’s available liquidity, including proceeds from the issuance of Units by the Feeder.
Contingencies
    The Feeder may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, the Feeder was not subject to any material litigation nor was the Feeder aware of any material litigation threatened against it.

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Indemnifications
    In the normal course of business, the Feeder enters into contracts that contain a variety of indemnification arrangements. The Feeder’s exposure under these arrangements, if any, cannot be quantified. However, the Feeder has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2026.
7. Income Taxes
Uncertain Tax Positions
As of March 31, 2026 and December 31, 2025, the Feeder is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Tax Contingencies
The Feeder files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Feeder is subject to examination by various taxing authorities.
8. Financial Highlights
The following financial highlights are calculated for the unitholders of the Feeder as a whole. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series II Units or Class I-Series III Units have been issued by the Feeder since inception.

	Three Months Ended March 31, 2026 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$33.42	$31.16	$29.35
Proceeds from Units Issued	—	—	—
Net Investment Income (Loss)	(0.02)	(0.02)	(0.02)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	1.73	1.70	1.61
Net Increase in Net Assets Resulting from Investment Operations	1.71	1.68	1.59
Servicing Fees	—	(0.12)	(0.04)
Net Increase in Net Assets	1.71	1.57	1.55
Net Asset Value, End of Period	$35.13	$32.73	$30.90
Units Outstanding, End of Period	45,362,166	62,157,660	333,922
Total Return Based on Net Asset Value (c)	5.11%	5.03%	5.27%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.01%	0.01%	0.01%
Net Investment Income (Loss)	-0.06%	-0.06%	-0.06%

Blackstone Private Equity Strategies Fund (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2025 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$28.22	$26.38	$24.81
Proceeds from Units Issued	—	—	—
Net Investment Income (Loss)	(0.03)	(0.03)	(0.03)
Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.	1.19	1.17	1.04
Net Increase in Net Assets Resulting from Investment Operations	1.16	1.14	1.02
Servicing Fees	—	(0.08)	—
Net Increase in Net Assets	1.16	1.07	1.01
Net Asset Value, End of Period	$29.38	$27.45	$25.82
Units Outstanding, End of Period	22,376,156	37,880,071	24,000
Total Return Based on Net Asset Value (c)	4.10%	4.05%	4.08%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.02%	0.02%	0.02%
Net Investment Income (Loss)	-0.13%	-0.14%	-0.13%
____________________
(a)Amounts may not add due to rounding.
(b)On January 1, 2026, the Feeder redesignated existing Class I Units as Class I-Series I Units.
(c)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the Feeder’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit. Total return does not include upfront transaction fees, if any.
(d)Expense ratio includes Professional Fees.
9. Subsequent Events
There have been no events since March 31, 2026 that require recognition or disclosure in the condensed consolidated financial statements.

Blackstone Private Equity Strategies Fund L.P.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025
Assets
Investment in the Aggregator at Fair Value (Cost $9,759,374 as of March 31, 2026; $8,419,665 as of December 31, 2025)	$11,964,659	$10,086,895
Cash and Cash Equivalents	1,846	1,965
Redemption Receivable	21,543	6,544
Due from Affiliates	303	3,179
Other Assets	32	253
Total Assets	$11,988,383	$10,098,836
Liabilities and Net Assets
Due to Affiliates	$1,354	$3,671
Accounts Payable, Accrued Expenses and Other Liabilities	1,006	1,511
Redemptions Payable	21,277	6,415
Servicing Fees Payable	218,715	189,754
Total Liabilities	242,352	201,351
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (211,279,864 Units issued and outstanding as of March 31, 2026; 186,502,697 Units issued and outstanding as of December 31, 2025) (a)	7,493,566	6,288,381
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of March 31, 2026 and December 31, 2025) (a)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of March 31, 2026 and December 31, 2025) (a)	—	—
Limited Partnership Unit — Class S Units, unlimited Units authorized (123,704,198 Units issued and outstanding as of March 31, 2026; 110,691,630 Units issued and outstanding as of December 31, 2025)	4,091,794	3,484,838
Limited Partnership Unit — Class D Units, unlimited Units authorized (3,943,988 Units issued and outstanding as of March 31, 2026; 3,220,614 Units issued and outstanding as of December 31, 2025)	137,050	106,364
Limited Partnership Unit — Class N Units, unlimited Units authorized (861,230 Units issued and outstanding as of March 31, 2026; 684,206 Units issued and outstanding as of December 31, 2025)	23,371	17,652
General Partner Interest	250	250
Total Net Assets	11,746,031	9,897,485
Total Liabilities and Net Assets	$11,988,383	$10,098,836
___________________
(a)On January 1, 2026, BXPE U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Expenses
Professional Fees	$629	$498
Directors’ Fees	155	103
Other	27	6
Total Expenses	811	607
Net Investment Loss	(811)	(607)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	538,054	222,291
Net Increase in Net Assets Resulting from Operations	$537,243	$221,684
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Changes in Net Assets (Unaudited)

(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	Class N Units	General Partner Interest	Total Net Assets
Balance at December 31, 2025	$6,288,381	$—	$—	$3,484,838	$106,364	$17,652	$250	$9,897,485
Proceeds from Units Issued	874,358	—	—	465,096	25,005	5,000	—	1,369,459
Net Investment Loss	(508)	—	—	(293)	(9)	(1)	—	(811)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	335,941	—	—	194,928	6,248	937	—	538,054
Servicing Fees	—	—	—	(36,211)	(561)	(217)	—	(36,989)
Conversion of Units Between Classes	9,561	—	—	(9,561)	—	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(14,167)	—	—	(7,003)	3	—	—	(21,167)
Balance at March 31, 2026	$7,493,566	$—	$—	$4,091,794	$137,050	$23,371	$250	$11,746,031

Balance at December 31, 2024	$2,748,976	$—	$—	$1,741,432	$65,235	$—	$250	$4,555,893
Proceeds from Units Issued	635,407	—	—	349,370	5,000	—	—	989,777
Net Investment Loss	(363)	—	—	(236)	(8)	—	—	(607)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	132,882	—	—	86,441	2,968	—	—	222,291
Servicing Fees	—	—	—	(24,646)	(110)	—	—	(24,756)
Conversion of Units Between Classes	2,105	—	—	(2,105)	—	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(2,415)	—	—	(1,393)	2	—	—	(3,806)
Balance at March 31, 2025	$3,516,592	$—	$—	$2,148,863	$73,087	$—	$250	$5,738,792
___________________
(a)On January 1, 2026, BXPE U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$537,243	$221,684
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(538,054)	(222,291)
Investment in the Aggregator	(1,338,585)	(984,853)
Proceeds from Investment in the Aggregator	6,544	563
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	2,924	(1,142)
Other Assets	221	16
Due to Affiliates	(2,317)	1,240
Accounts Payable, Accrued Expenses and Other Liabilities	(505)	864
Net Cash Used in Operating Activities	(1,332,529)	(983,919)
Financing Activities
Proceeds from Issuance of Units	1,346,792	989,777
Payment for Servicing Fees	(8,030)	(2,754)
Early Redemption Deduction Received from the Feeder	61	9
Redemption of Units, Net of Early Redemption Deduction	(6,413)	(558)
Net Cash Provided by Financing Activities	1,332,410	986,474
Cash and Cash Equivalents
Net Increase (Decrease)	(119)	2,555
Beginning of Period	1,965	1,616
End of Period	$1,846	$4,171
Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$9	$—
Supplemental Disclosure of Non-Cash Financing Activities
Issuance of Class I-Series I Units for Performance Participation Allocation	$22,667	$—
Accrued Servicing Fees	$36,989	$24,756
Redemption of Units, Net of Early Redemption Deduction	$21,276	$3,847
Early Redemption Deduction Receivable from the Feeder	$109	$55
See notes to condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Condensed Schedules of Investments (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (337,047,281 Units) (a)	Investee Fund	Various	Various	$11,964,659	101.9%
Total Investments (Cost $9,759,374)				$11,964,659	101.9%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXPE US Aggregator (CYM) L.P. (298,902,089 Units) (a)	Investee Fund	Various	Various	$10,086,895	101.9%
Total Investments (Cost $8,419,665)				$10,086,895	101.9%
____________________
(a)Refer to Note 3. “Investment in the Aggregator” for details on BXPE U.S.’s proportional share of investments through investees.
See notes to condensed financial statements

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) is a Delaware limited partnership formed on April 5, 2022, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXPE U.S. is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions. BXPE U.S. is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”), a Delaware limited partnership, invests all or substantially all of its assets in BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors.
BXPE U.S. invests all or substantially all of its assets through its investment in BXPE US Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Aggregator has the same investment objectives as BXPE U.S. The condensed consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedules of Investments, are an integral part of BXPE U.S.’s condensed financial statements and are included following these condensed financial statements.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. BXPE U.S., the Feeder, the Aggregator and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program,” but are operated as distinct investment structures.
BXPE’s investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors.
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when BXPE U.S. and the Feeder first sold unregistered limited partnership units to third-party investors and began investment operations.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXPE U.S., the Feeder and the Aggregator. Overall responsibility for oversight of BXPE U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXPE U.S.’s board of directors (the “BXPE U.S. Board of Directors” or “BXPE U.S. Board”). The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXPE U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of BXPE U.S. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. BXPE U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The condensed financial statements, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed financial statements should be read in conjunction with the audited financial statements included in BXPE U.S.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements. Management believes that estimates made in preparing its condensed financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator and servicing fee accruals recognized as payables on certain BXPE U.S. Units by BXPE U.S. Actual results may ultimately differ from those estimates.
Principles of Consolidation
In accordance with ASC 946, BXPE U.S. generally does not consolidate investments unless BXPE U.S. has a controlling financial interest in an investment company or operating company whose business consists of providing services to BXPE U.S. A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the investment company. BXPE U.S. determines whether it has a controlling financial interest in an investment company at such company’s inception and continuously reconsiders that conclusion. In instances where BXPE U.S. wholly owns another investment company, BXPE U.S. believes this would constitute a controlling interest and consolidation would be appropriate. For non-wholly owned interests in investment companies, BXPE U.S. assesses the nature of the investment structure and considers its interests in and governance rights over the investment company to determine whether BXPE U.S. holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.
BXPE U.S. does not have a controlling financial interest in and, as a result, does not consolidate the Aggregator, nor any other reporting entities within BXPE, because (a) the General Partner is not acting solely on behalf of BXPE U.S. as it carries out its duties and (b) BXPE U.S. does not absorb essentially all of the Aggregator’s variability. At each reporting date, BXPE U.S. assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within BXPE, and any associated consolidation implications.
Valuation of Investments at Fair Value
BXPE U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXPE U.S., see the Aggregator’s condensed consolidated financial statements included following these condensed financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator for information regarding the valuation of investments.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

BXPE U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of BXPE U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. BXPE U.S. may have bank balances in excess of federally insured amounts; however, BXPE U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Income Taxes
BXPE U.S. is treated as a partnership for U.S. federal income tax purposes and therefore generally is not subject to any U.S. federal and state income taxes. Taxable income is allocated to BXPE U.S.’s unitholders. It is possible that BXPE U.S. may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, BXPE U.S. would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in BXPE U.S. would be treated as shareholders in a corporation, and BXPE U.S. itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. BXPE U.S. would be required to pay income tax at corporate rates on its net taxable income.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established when BXPE U.S. determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. BXPE U.S. assesses all available positive and negative evidence, including the amount and character of future taxable income.
Uncertain Tax Positions
BXPE U.S. recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. BXPE U.S. reevaluates its tax positions each period in which new information becomes available. BXPE U.S.’s policy is to recognize tax-related interest and penalties, if applicable, as a component of the provision for income taxes on the Condensed Statements of Operations.
Affiliates
The General Partner, the Investment Manager, the Dealer Manager (as defined in Note 6. “Related Party Transactions”), the Feeder, Parallel Funds, the Aggregator, BXPE Lux, and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXPE U.S. Investments of BXPE and investments of other investment vehicles managed by the Investment Manager (“Other Blackstone Accounts”) are considered affiliates of BXPE based on Blackstone’s level of ownership and control.
Segment Reporting
BXPE U.S. operates through a single reportable segment. The chief operating decision maker (the “CODM”) is a group consisting of BXPE U.S.’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for BXPE U.S. primarily based on BXPE U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Statements of Operations.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Investment in the Aggregator
BXPE U.S. recognizes dividend income on the record date of distributions, if any, from the Aggregator. BXPE U.S. has an interest of 82.6% and 82.0% in the Aggregator as of March 31, 2026 and December 31, 2025, respectively. The remaining interest in the Aggregator is held by a Parallel Fund. BXPE U.S.’s interest in the Aggregator may result in BXPE U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXPE U.S. For a listing of investments that may proportionally exceed 5% of BXPE U.S.’s net assets, see the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Line of Credit Agreement
On November 3, 2023, BXPE U.S. (the “Borrower”) and BXPE Lux entered into an amended and restated unsecured, uncommitted line of credit agreement (as amended, the “A&R Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. On August 14, 2025, the A&R Line of Credit was amended (“Second A&R Line of Credit”) for Finco to provide a maximum amount of $100.0 million to BXPE U.S. The Second A&R Line of Credit expires on August 14, 2026, subject to one-year extension options requiring Finco approval.
Under the Second A&R Line of Credit, the interest rate on the unpaid balance of the principal amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Second A&R Line of Credit is repayable on the earliest of (a) the expiration of the Second A&R Line of Credit, (b) Finco’s demand or (c) the date on which the Investment Manager no longer acts as investment manager to the Borrower, provided that the Borrower will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrower has not repaid all loans and other obligations under the Second A&R Line of Credit after a repayment event has occurred, the Borrower is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrower will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of the Borrower pursuant to any established unit redemption plans, (c) use funds to close any investment which the Borrower committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Second A&R Line of Credit also permits voluntary pre-payment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Second A&R Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Second A&R Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Second A&R Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of March 31, 2026 and December 31, 2025, BXPE U.S. had no borrowings or amounts outstanding under the Second A&R Line of Credit.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5. Net Assets
BXPE U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
On January 1, 2026, BXPE U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. As of March 31, 2026, BXPE U.S. offers six classes, or series of classes, of limited partnership Units: Class I-Series I, Class I-Series II, Class I-Series III, Class S, Class D and Class N Units. The key differences among each class, or series of a class, of Units relate to the ongoing servicing fees, management fees, the upfront subscription fee, and distribution channels. The term “Transactional NAV” refers to the price at which transactions in BXPE U.S. are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or series of a class, as of the last calendar day of the immediately preceding month. Before BXPE U.S. determined its first Transactional NAV, the initial subscription price for Class I-Series I, Class S, Class D and Class N Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXPE U.S. and not reflected in BXPE U.S.’s Transactional NAV. The initial Transactional NAV for Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Unit for Class I-Series I Units at the time of their respective initial sale. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date and is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and servicing fees. At the end of each month, BXPE U.S. allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in the Aggregator across each class, or series of a class, of Units based on their relative ownership share in BXPE U.S. as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXPE or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXPE U.S.’s most recent Transactional NAV per Unit available for each class, or series of a class, of Units, which is BXPE U.S.’s prior month-end Transactional NAV per Unit. No Class I-Series II Units or Class I-Series III Units have been issued since inception.
The following tables present transactions in the Units during the periods:

	Class I
	Series I Units	Class S Units	Class D Units	Class N Units	Total
Units Outstanding as of December 31, 2025	186,502,697	110,691,630	3,220,614	684,206	301,099,147
Units Issued	24,904,004	13,490,551	723,374	177,024	39,294,953
Conversion of Units Between Classes	271,722	(276,633)	—	—	(4,911)
Redemption of Units	(398,559)	(201,350)	—	—	(599,909)
Units Outstanding as of March 31, 2026	211,279,864	123,704,198	3,943,988	861,230	339,789,280

Units Outstanding as of December 31, 2024	96,932,930	65,661,316	2,346,107	—	164,940,353
Units Issued	22,058,810	12,228,041	176,116	—	34,462,967
Conversion of Units Between Classes	73,044	(73,724)	—	—	(680)
Redemption of Units	(84,016)	(49,155)	—	—	(133,171)
Units Outstanding as of March 31, 2025	118,980,768	77,766,478	2,522,223	—	199,269,469

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Unit Redemption Plan
In accordance with the BXPE U.S. Partnership Agreement (as defined in Note 6. “Related Party Transactions”), BXPE U.S. expects to periodically redeem up to 3% of its Units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXPE U.S. redeems Units in any particular quarter, BXPE U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXPE U.S. for the benefit of all investors. Certain unitholders have agreed to certain additional restrictions, including a minimum holding period and certain redemption limitations in addition to the quarterly limitation described above.
In accordance with the Feeder’s limited partnership agreement, unitholders of the Feeder, as indirect holders of BXPE U.S., participate in BXPE U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXPE U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied by redeeming the same number of Units in BXPE U.S.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such quarter will be redeemed on a pro-rata basis after BXPE U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, unitholders must resubmit their request in the next available redemption window.
The General Partner, with the approval of the Independent Directors, as applicable, may make exceptions to, modify or suspend the Unit Redemption Plan if, in its reasonable judgment, it deems such action to be in the best interest of BXPE U.S. and its unitholders (including the Feeder), including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when redemptions would place an undue burden on BXPE U.S.’s liquidity, adversely affect its operations or pose a potential adverse impact on BXPE U.S. that would outweigh the benefit of the redemptions.
During the three months ended March 31, 2026 and 2025, 599,909 Units and 133,171 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $21.2 million and $3.8 million, respectively, of which 159,529 Units and 71,543 Units at an aggregate value of $5.6 million and $2.1 million related to redemptions by the Feeder, respectively.
6. Related Party Transactions
Partnership Agreement
BXPE U.S. has entered into a third amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “BXPE U.S. Partnership Agreement”) with the General Partner. Under the terms of the BXPE U.S. Partnership Agreement, overall responsibility for BXPE U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the BXPE U.S. Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE. Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXPE U.S. or Parallel Funds. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Performance Participation Allocation.
The General Partner elected to receive $22.7 million of BXPE’s Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities of the Aggregator. During the three months ended March 31, 2026, the equity of intermediate entities of the Aggregator was issued and then contributed to BXPE U.S. in exchange for 663,599 BXPE U.S. Class I-Series I Units.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended March 31, 2026, BXPE U.S. was allocated $90.7 million of the Performance Participation Allocation recognized by the Aggregator. For the three months ended March 31, 2025, BXPE U.S. was allocated $34.6 million of the Performance Participation Allocation recognized by the Aggregator.
Investment Management Agreement
BXPE U.S. has entered into an amended and restated investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter, into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXPE pays the Investment Manager a management fee (the “Management Fee”). Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds.
Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXPE’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Management Fee.
For the three months ended March 31, 2026, BXPE U.S. was allocated $36.4 million of the gross Management Fee recognized by the Aggregator, of which $0.2 million was waived by the Investment Manager as a result of investments in Other Blackstone Accounts. For the three months ended March 31, 2025, BXPE U.S. was allocated $17.2 million of the gross Management Fee recognized by the Aggregator.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the BXPE U.S. Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE. Investors in BXPE U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXPE U.S., the Feeder or Parallel Funds. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Administration Fee.
For the three months ended March 31, 2026, BXPE U.S. was allocated $2.9 million of the Administration Fee recognized by the Aggregator. For the three months ended March 31, 2025, BXPE U.S. was allocated $1.3 million of the Administration Fee recognized by the Aggregator.
Dealer Manager Agreement
BXPE U.S. and the Feeder entered into an amended and restated dealer manager agreement (as may be further amended and restated from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXPE U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXPE U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXPE U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85%, 0.25% and 0.50% of the value of BXPE U.S.’s Transactional NAV attributable to Class S, Class D and Class N Units, respectively, as of the last day of each month. In calculating the unitholder servicing fee, BXPE U.S. uses the

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Transactional NAV before giving effect to any accruals for the unitholder servicing fees, redemptions for that month and distributions, if any, payable on BXPE U.S.’s Units. There are no unitholder servicing fees with respect to Class I-Series I, Class I-Series II and Class I-Series III Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXPE U.S. accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S, Class D and Class N Units are sold. During the three months ended March 31, 2026 and 2025, BXPE U.S. paid $8.0 million and $2.8 million, respectively, of servicing fees. As of March 31, 2025, no Class N Units were outstanding.
Line of Credit
The Borrower entered into the Second A&R Line of Credit with Finco. For additional information, see Note 4. “Line of Credit Agreement.”
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Finco on behalf of BXPE U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXPE U.S. and are non-interest bearing. Due from Affiliates consists of balances owed to BXPE U.S. from other non-consolidated entities within BXPE.
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
7. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from BXPE U.S.’s available liquidity, including proceeds from the issuance of Units by BXPE U.S. and available borrowing capacity under the Second A&R Line of Credit. For information regarding the Second A&R Line of Credit, see Note 4. “Line of Credit Agreement.”
Contingencies
BXPE U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, BXPE U.S. was not subject to any material litigation nor was BXPE U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXPE U.S. enters into contracts that contain a variety of indemnification arrangements. BXPE U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXPE U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2026.
8. Income Taxes
Uncertain Tax Positions
As of March 31, 2026 and December 31, 2025, BXPE U.S. is not aware of any uncertain tax positions that would require recognition in the condensed financial statements.

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Financial Highlights
The following financial highlights are calculated for the unitholders of BXPE U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series II Units or Class I-Series III Units have been issued by BXPE U.S. since inception. As of March 31, 2025, no Class N Units were outstanding.

	Three Months Ended March 31, 2026 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units	Class N Units
Per Unit Data
Net Asset Value, Beginning of Period	$33.72	$31.48	$33.03	$25.80
Proceeds from Units Issued	—	—	—	—
Net Investment Income	—	—	—	—
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	1.75	1.72	1.78	1.39
Net Increase in Net Assets Resulting from Investment Operations	1.75	1.72	1.78	1.39
Servicing Fees	—	(0.12)	(0.06)	(0.05)
Net Increase in Net Assets	1.75	1.59	1.72	1.34
Net Asset Value, End of Period	$35.47	$33.08	$34.75	$27.14
Units Outstanding, End of Period	211,279,864	123,704,198	3,943,988	861,230
Total Return Based on Net Asset Value (c)	5.19%	5.07%	5.22%	5.18%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.01%	0.01%	0.01%	0.01%
Total Expenses (d)	0.01%	0.01%	0.01%	0.01%
Net Investment Income (Loss)	-0.01%	-0.01%	-0.01%	-0.01%

Blackstone Private Equity Strategies Fund L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2025 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$28.36	$26.52	$27.81
Proceeds from Units Issued	—	—	—
Net Investment Income	—	—	—
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	1.20	1.19	1.19
Net Increase in Net Assets Resulting from Investment Operations	1.20	1.18	1.18
Servicing Fees	—	(0.07)	(0.01)
Net Increase in Net Assets	1.20	1.11	1.17
Net Asset Value, End of Period	$29.56	$27.63	$28.98
Units Outstanding, End of Period	118,980,768	77,766,478	2,522,223
Total Return Based on Net Asset Value (c)	4.22%	4.19%	4.21%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.01%	0.01%	0.01%
Total Expenses (d)	0.01%	0.01%	0.01%
Net Investment Income (Loss)	-0.01%	-0.01%	-0.01%
____________________
(a)Amounts may not add due to rounding.
(b)On January 1, 2026, BXPE U.S. redesignated Class I Units as Class I-Series I Units.
(c)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXPE U.S.’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit for Class I, Class S, Class D and Class N. Total return does not include upfront transaction fees, if any.
(d)Expense ratio includes Professional Fees, Directors’ Fees, and Other.
10. Subsequent Events
There have been no events since March 31, 2026 that require recognition or disclosure in the condensed financial statements.

BXPE US Aggregator (CYM) L.P.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025
Assets
Investments at Fair Value (Cost $10,511,858 as of March 31, 2026; $9,256,345 as of December 31, 2025)	$13,527,174	$11,435,461
Investments in Affiliated Investee Funds at Fair Value (Cost $905,082 as of March 31, 2026; $893,757 as of December 31, 2025)	1,045,202	1,041,688
Cash and Cash Equivalents	911,516	293,250
Derivative Assets at Fair Value (Cost $631 as of March 31, 2026; $473 as of December 31, 2025)	26,818	5,190
Due from Affiliates	241	2,326
Interest and Dividend Receivable and Other Assets	274,850	47,712
Deferred Assets	22,015	24,767
Deferred Tax Assets	20,006	20,004
Total Assets	$15,827,822	$12,870,398
Liabilities and Net Assets
Due to Affiliates	$6,923	$9,616
Credit Facilities	650,000	—
Payable for Investments Purchased	137,706	148,186
Accrued Performance Participation Allocation	110,235	123,071
Management Fee Payable	43,969	37,563
Derivative Liabilities at Fair Value (Cost $— as of March 31, 2026 and December 31, 2025)	14,967	2,951
Deferred Tax Liabilities	326,223	208,873
Administration Fees Payable	3,534	2,968
Accounts Payable, Accrued Expenses and Other Liabilities	11,348	9,681
Redemptions Payable	35,927	21,116
Total Liabilities	1,340,832	564,025
Commitments and Contingencies
Net Assets (a)
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (408,176,062 Units issued and outstanding as of March 31, 2026; 364,713,006 Units issued and outstanding as of December 31, 2025)	14,486,990	12,306,373
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of March 31, 2026; no Units issued and outstanding as of December 31, 2025)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of March 31, 2026; no Units issued and outstanding as of December 31, 2025)	—	—
Total Net Assets	14,486,990	12,306,373
Total Liabilities and Net Assets	$15,827,822	$12,870,398
___________________
(a)On January 1, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B Units.
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Income
Interest Income	$47,059	$19,119
Dividend Income	15,130	32,677
Other	599	115
Total Income	62,788	51,911
Expenses
Management Fees	44,177	22,019
Organizational Expenses	—	686
Performance Participation Allocation	110,235	44,274
Professional Fees	8,495	6,419
Deferred Financing Cost Amortization	3,420	1,528
Deferred Offering Costs Amortization	298	110
Administration Fees	3,534	1,667
Interest Expense	912	4,766
Other	1,404	—
Total Expenses	172,475	81,469
Management Fees Waived	(221)	—
Net Expenses	172,254	81,469
Net Investment Loss Before Provision for Taxes	(109,466)	(29,558)
Provision for Taxes	118,326	26,704
Net Investment Loss	(227,792)	(56,262)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain on Investments and Derivative Instruments	44,242	40,099
Net Change in Unrealized Gain (Loss) on Investments	895,888	308,635
Net Change in Unrealized Gain (Loss) on Derivative Instruments	9,454	(64,266)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(67,476)	56,365
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	882,108	340,833
Net Increase in Net Assets Resulting from Operations	$654,316	$284,571
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Total Net Assets
Balance at December 31, 2025	$12,306,373	$—	$—	$12,306,373
Proceeds from Units Issued	1,562,230	—	—	1,562,230
Net Investment Loss	(227,792)	—	—	(227,792)
Net Realized Gain on Investments and Derivative Instruments	44,242	—	—	44,242
Net Change in Unrealized Gain (Loss) on Investments	895,888	—	—	895,888
Net Change in Unrealized Gain (Loss) on Derivative Instruments	9,454	—	—	9,454
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(67,476)	—	—	(67,476)
Redemption of Units	(35,929)	—	—	(35,929)
Balance at March 31, 2026	$14,486,990	$—	$—	$14,486,990

Balance at December 31, 2024	$6,099,147	$—	$—	$6,099,147
Proceeds from Units Issued	1,058,052	—	—	1,058,052
Net Investment Loss	(56,262)	—	—	(56,262)
Net Realized Gain on Investments and Derivative Instruments	40,099	—	—	40,099
Net Change in Unrealized Gain (Loss) on Investments	308,635	—	—	308,635
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(64,266)	—	—	(64,266)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	56,365	—	—	56,365
Redemption of Units	(12,137)	—	—	(12,137)
Balance at March 31, 2025	$7,429,633	$—	$—	$7,429,633
___________________
(a)On January 1, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B Units.
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$654,316	$284,571
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized Gain on Investments and Derivative Instruments	(44,242)	(40,099)
Net Change in Unrealized Gain (Loss) on Investments	(895,888)	(308,635)
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(9,454)	64,266
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	67,476	(56,365)
Net Amortization of Debt Investments	59	4
Deferred Costs Amortization	3,718	1,639
Purchases of Investments	(1,585,422)	(1,490,979)
Proceeds from Investments	297,930	213,839
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	2,085	(1,183)
Interest and Dividend Receivable and Other Assets	(112,924)	24,371
Deferred Tax Assets	(2)	—
Deferred Assets	(966)	(4,136)
Due to Affiliates	(2,693)	4,026
Accounts Payable, Accrued Expenses and Other Liabilities	1,667	(6,769)
Payable for Investments Purchased	(59,994)	(10,354)
Deferred Tax Liabilities	117,350	24,752
Taxes Payable	—	1,402
Management Fee Payable	6,406	3,810
Administration Fees Payable	566	210
Accrued Performance Participation Allocation	9,831	(39,328)
Net Cash Used in Operating Activities	(1,550,181)	(1,334,958)
continued...

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Financing Activities
Proceeds from Issuance of Units	$1,539,563	$1,058,052
Proceeds from Credit Facilities	650,000	1,023,000
Repayment of Credit Facilities	—	(762,000)
Redemption of Units	(21,116)	(7,036)
Net Cash Provided by Financing Activities	2,168,447	1,312,016
Cash and Cash Equivalents
Net Increase (Decrease)	618,266	(22,942)
Beginning of Period	293,250	114,690
End of Period	$911,516	$91,748
Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$471	$315
Cash Paid for Interest	$704	$4,042
Supplemental Disclosure of Non-Cash Financing Activities
Redemption of Units	$35,929	$12,137
Issuance of Class I-Series I Units for Performance Participation Allocation	$22,667	$—
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Equity Investments (a)
Business Services
Other Investment(s) in Equity	Americas	$705,574	4.9%
Other Investment(s) in Equity	APAC	232,336	1.6%
Other Investment(s) in Equity	EMEA	231,210	1.6%
Total Business Services		1,169,120	8.1%

Consumer
Blondie Holdings L.P. (127,288,595 shares)	Americas	753,288	5.2%
Other Investment(s) in Equity	Americas	699,052	4.8%
Other Investment(s) in Equity	EMEA	35,124	0.2%
Other Investment(s) in Equity	APAC	7,815	0.1%
Total Consumer		1,495,279	10.3%

Energy
Other Investment(s) in Equity (b)	Americas	1,067,537	7.4%
Other Investment(s) in Equity	EMEA	11,317	0.1%
Other Investment(s) in Equity	APAC	560	0.0%
Total Energy		1,079,414	7.5%

Financial Services
Other Investment(s) in Equity (b)	Americas	886,069	6.1%
Other Investment(s) in Equity	EMEA	213,552	1.5%
Other Investment(s) in Equity	APAC	107,323	0.7%
Total Financial Services		1,206,944	8.3%

Healthcare
Other Investment(s) in Equity	Americas	645,846	4.5%
Other Investment(s) in Equity	EMEA	169,853	1.2%
Other Investment(s) in Equity	APAC	44,056	0.3%
Total Healthcare		859,755	5.9%

Industrials
Air Control Concepts Holdings, L.P. (11,112,526 shares) (c)	Americas	770,535	5.3%
Other Investment(s) in Equity (b)	Americas	877,030	6.1%
Other Investment(s) in Equity	APAC	2,204	0.0%
Total Industrials		1,649,769	11.4%
continued…

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments (continued) (a)
Infrastructure
Other Investment(s) in Equity	APAC	$384,068	2.7%
Other Investment(s) in Equity	Americas	224,871	1.6%
Total Infrastructure		608,939	4.2%

Media & Entertainment
Other Investment(s) in Equity (b)	EMEA	943,836	6.5%
Other Investment(s) in Equity	Americas	80,587	0.6%
Other Investment(s) in Equity	APAC	11,677	0.1%
Total Media & Entertainment		1,036,100	7.2%

Software
Other Investment(s) in Equity (b)	Americas	1,107,578	7.6%
Other Investment(s) in Equity	EMEA	268,039	1.9%
Total Software		1,375,617	9.5%

Technology & Services
Other Investment(s) in Equity (b)	Americas	995,216	6.9%
Other Investment(s) in Equity	APAC	146,909	1.0%
Other Investment(s) in Equity	EMEA	25,648	0.2%
Total Technology & Services		1,167,773	8.1%
Total Equity Investments (Cost: Americas $6,508,120, EMEA $1,461,375, APAC $779,503)		11,648,710	80.4%

Debt Investments
Debt Investments - Private (d)
Consumer
Other Investment(s) in Debt	EMEA	347,428	2.4%
Total Consumer		347,428	2.4%

Energy
Other Investment(s) in Debt	APAC	7,407	0.1%
Total Energy		7,407	0.1%
continued…

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Private (continued) (d)
Media & Entertainment
Other Investment(s) in Debt	EMEA	$120,382	0.8%
Total Media & Entertainment		120,382	0.8%

Software
Other Investment(s) in Debt	Americas	1,669	0.0%
Total Software		1,669	0.0%

Technology & Services
Other Investment(s) in Debt	Americas	274,756	1.9%
Total Technology & Services		274,756	1.9%
Total Debt Investments - Private (Cost: Americas $236,654, EMEA $378,577, APAC $5,812)		751,642	5.2%

Debt Investments - Liquids (e)
Business Services
Other Investment(s) in Debt	Americas	92,620	0.6%
Total Business Services		92,620	0.6%

Consumer
Other Investment(s) in Debt	Americas	160,084	1.1%
Other Investment(s) in Debt	EMEA	17,806	0.1%
Total Consumer		177,890	1.2%

Energy
Other Investment(s) in Debt	Americas	70,174	0.5%
Total Energy		70,174	0.5%

Financial Services
Other Investment(s) in Debt	Americas	132,731	0.9%
Other Investment(s) in Debt	EMEA	3,805	0.0%
Total Financial Services		136,536	0.9%
continued…

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Liquids (continued) (e)
Healthcare
Other Investment(s) in Debt	Americas	$81,498	0.6%
Other Investment(s) in Debt	EMEA	13,701	0.1%
Total Healthcare		95,199	0.7%

Industrials
Other Investment(s) in Debt	Americas	281,991	1.9%
Other Investment(s) in Debt	EMEA	22,022	0.2%
Other Investment(s) in Debt	APAC	4,059	0.0%
Total Industrials		308,072	2.1%

Infrastructure
Other Investment(s) in Debt	Americas	52,833	0.4%
Total Infrastructure		52,833	0.4%

Media & Entertainment
Other Investment(s) in Debt	Americas	20,477	0.1%
Other Investment(s) in Debt	EMEA	2,998	0.0%
Total Media & Entertainment		23,475	0.2%

Software
Other Investment(s) in Debt	Americas	146,515	1.0%
Total Software		146,515	1.0%

Technology & Services
Other Investment(s) in Debt	Americas	16,530	0.1%
Other Investment(s) in Debt	APAC	6,978	0.0%
Total Technology & Services		23,508	0.2%
Total Debt Investments - Liquids (Cost: Americas $1,070,318, EMEA $60,445, APAC $11,054)		1,126,822	7.8%
Total Debt Investments (Cost: Americas $1,306,972, EMEA $439,022, APAC $16,866)		1,878,464	13.0%
Total Investments (Cost; $10,511,858)		13,527,174	93.4%
continued…

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Affiliated Investee Funds
Diversified
Other Investment(s) in Affiliated Investee Funds	Americas	$216,728	1.5%
Total Diversified		216,728	1.5%

Energy
Other Investment(s) in Affiliated Investee Funds	Americas	33,944	0.2%
Total Energy		33,944	0.2%

Financial Services
Other Investment(s) in Affiliated Investee Funds	EMEA	26,691	0.2%
Total Financial Services		26,691	0.2%

Infrastructure
Other Investment(s) in Affiliated Investee Funds	Americas	98,695	0.7%
Total Infrastructure		98,695	0.7%

Software
Other Investment(s) in Affiliated Investee Funds	Americas	127,527	0.9%
Total Software		127,527	0.9%

Specialty Finance
Other Investment(s) in Affiliated Investee Funds	Americas	229,383	1.6%
Other Investment(s) in Affiliated Investee Funds	Various	213,506	1.5%
Total Specialty Finance		442,889	3.1%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	88,914	0.6%
Total Technology & Services		88,914	0.6%

Various (f)
Other Investment(s) in Affiliated Investee Funds	Americas	9,814	0.1%
Total Various		9,814	0.1%
Total Affiliated Investee Funds (Cost: Americas $633,670, EMEA $19,682, Various $251,730)		1,045,202	7.2%
continued…

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Dreyfus Government Cash Management - Institutional Shares	Americas	$867,631	6.0%
Total Money Market Fund (Cost: $867,631 Americas)		867,631	6.0%

Cash
Cash Held at Banks	n/a	43,885	0.3%
Total Cash (Cost: $43,885)		43,885	0.3%
Total Cash and Cash Equivalents (Cost: $911,516)		911,516	6.3%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contract(s)	n/a	26,408	0.2%
Commodity Futures Contract(s)	n/a	269	0.0%
Foreign Currency Options Contract(s)	n/a	141	0.0%
Total Derivative Assets (Cost: $631)		26,818	0.2%

Derivative Liabilities
Foreign Currency Forward Contract(s)	n/a	14,967	0.1%
Total Derivative Liabilities (Cost: $—)		14,967	0.1%
Total Derivative Instruments (Cost: $631)		11,851	0.1%
Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $12,329,086)		$15,495,743	107.0%

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Equity Investments (a)
Business Services
Other Investment(s) in Equity (b)	Americas	$679,239	5.5%
Other Investment(s) in Equity	APAC	226,583	1.8%
Other Investment(s) in Equity	EMEA	225,064	1.8%
Total Business Services		1,130,886	9.2%

Consumer
Other Investment(s) in Equity (b)	Americas	1,039,903	8.5%
Other Investment(s) in Equity	EMEA	33,404	0.3%
Other Investment(s) in Equity	APAC	7,929	0.1%
Total Consumer		1,081,236	8.8%

Energy
Other Investment(s) in Equity	Americas	419,466	3.4%
Other Investment(s) in Equity	EMEA	10,712	0.1%
Other Investment(s) in Equity	APAC	491	0.0%
Total Energy		430,669	3.5%

Financial Services
Other Investment(s) in Equity (b)	Americas	903,363	7.3%
Other Investment(s) in Equity	EMEA	121,672	1.0%
Other Investment(s) in Equity	APAC	4,017	0.0%
Total Financial Services		1,029,052	8.4%

Healthcare
Other Investment(s) in Equity	Americas	615,329	5.0%
Other Investment(s) in Equity	APAC	32,811	0.3%
Total Healthcare		648,140	5.3%

Industrials
Air Control Concepts Holdings, L.P. (11,112,526 shares) (c)	Americas	694,533	5.6%
Other Investment(s) in Equity	Americas	427,748	3.5%
Other Investment(s) in Equity	APAC	2,244	0.0%
Total Industrials		1,124,525	9.1%

continued...

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments (continued) (a)
Infrastructure
Other Investment(s) in Equity	APAC	$320,566	2.6%
Other Investment(s) in Equity	Americas	169,192	1.4%
Total Infrastructure		489,758	4.0%

Media & Entertainment
Other Investment(s) in Equity (b)	EMEA	1,055,091	8.6%
Other Investment(s) in Equity	Americas	77,946	0.6%
Other Investment(s) in Equity	APAC	14,486	0.1%
Total Media & Entertainment		1,147,523	9.3%

Software
Other Investment(s) in Equity (b)	Americas	1,202,429	9.8%
Other Investment(s) in Equity	EMEA	264,996	2.2%
Total Software		1,467,425	11.9%

Technology & Services
Other Investment(s) in Equity (b)	Americas	627,031	5.1%
Other Investment(s) in Equity	APAC	143,027	1.2%
Other Investment(s) in Equity	EMEA	25,141	0.2%
Total Technology & Services		795,199	6.5%
Total Equity Investments (Cost: Americas $5,410,867, EMEA $1,215,599, APAC $670,646)		9,344,413	75.9%

Debt Investments
Debt Investments - Private (d)
Consumer
Other Investment(s) in Debt	EMEA	342,064	2.8%
Total Consumer		342,064	2.8%

Energy
Other Investment(s) in Debt	APAC	6,986	0.1%
Total Energy		6,986	0.1%
continued...

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Private (continued) (d)
Media & Entertainment
Other Investment(s) in Debt	EMEA	$128,875	1.0%
Total Media & Entertainment		128,875	1.0%

Software
Other Investment(s) in Debt	Americas	1,732	0.0%
Total Software		1,732	0.0%

Technology & Services
Other Investment(s) in Debt	Americas	404,928	3.3%
Total Technology & Services		404,928	3.3%
Total Debt Investments - Private (Cost: Americas $364,275, EMEA $384,196, APAC $5,812)		884,585	7.2%

Debt Investments - Liquid (e)
Business Services
Other Investment(s) in Debt	Americas	137,693	1.1%
Total Business Services		137,693	1.1%

Consumer
Other Investment(s) in Debt	Americas	158,682	1.3%
Other Investment(s) in Debt	EMEA	16,591	0.1%
Total Consumer		175,273	1.4%

Financial Services
Other Investment(s) in Debt	Americas	154,610	1.3%
Other Investment(s) in Debt	EMEA	3,933	0.0%
Total Financial Services		158,543	1.3%

Energy
Other Investment(s) in Debt	Americas	66,841	0.5%
Total Energy		66,841	0.5%
continued...

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued)
Debt Investments - Liquids (continued)
Healthcare
Other Investment(s) in Debt	Americas	$73,557	0.6%
Other Investment(s) in Debt	EMEA	20,525	0.2%
Total Healthcare		94,082	0.8%

Industrials
Other Investment(s) in Debt	Americas	278,647	2.3%
Other Investment(s) in Debt	EMEA	21,751	0.2%
Other Investment(s) in Debt	APAC	4,087	0.0%
Total Industrials		304,485	2.5%

Infrastructure
Other Investment(s) in Debt	Americas	52,207	0.4%
Total Infrastructure		52,207	0.4%

Media & Entertainment
Other Investment(s) in Debt	Americas	19,736	0.2%
Other Investment(s) in Debt	EMEA	3,014	0.0%
Total Media & Entertainment		22,750	0.2%

Software
Other Investment(s) in Debt	Americas	166,041	1.3%
Total Software		166,041	1.3%

Technology & Services
Other Investment(s) in Debt	Americas	21,512	0.2%
Other Investment(s) in Debt	APAC	7,036	0.1%
Total Technology & Services		28,548	0.2%
Total Debt Investments - Liquids (Cost: Americas $1,128,361, EMEA $65,498, APAC $11,091)		1,206,463	9.8%
Total Debt Investments (Cost: Americas $1,492,636, EMEA $449,694, APAC $16,903)		2,091,048	17.0%
Total Investments (Cost $9,256,345)		11,435,461	92.9%
continued...

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Affiliated Investee Funds
Energy
Other Investment(s) in Affiliated Investee Funds	Americas	$34,713	0.3%
Total Energy		34,713	0.3%

Financial Services
Other Investment(s) in Affiliated Investee Funds	EMEA	26,626	0.2%
Total Financial Services		26,626	0.2%

Infrastructure
Other Investment(s) in Affiliated Investee Funds	Americas	88,660	0.7%
Total Infrastructure		88,660	0.7%

Secondaries
Other Investment(s) in Affiliated Investee Funds	Americas	214,834	1.7%
Total Secondaries		214,834	1.7%

Software
Other Investment(s) in Affiliated Investee Funds	Americas	123,768	1.0%
Total Software		123,768	1.0%

Specialty Finance
Other Investment(s) in Affiliated Investee Funds	Various	233,907	1.9%
Other Investment(s) in Affiliated Investee Funds	Americas	229,912	1.9%
Total Specialty Finance		463,819	3.8%

Technology & Services
Other Investment(s) in Affiliated Investee Funds	Americas	88,843	0.7%
Total Technology & Services		88,843	0.7%
continued...

See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Affiliated Investee Funds (continued)
Various (f)
Other Investment(s) in Affiliated Investee Funds	Americas	$425	0.0%
Total Various		425	0.0%
Total Affiliated Investee Funds (Cost: Americas $622,267, EMEA $19,760, Various $251,730)		1,041,688	8.5%

Cash and Cash Equivalents
Money Market Fund
Other Money Market Fund(s)	Americas	145,513	1.2%
Total Money Market Fund (Cost: Americas $145,513)		145,513	1.2%

Cash
Cash Held at Banks	n/a	147,737	1.2%
Total Cash (Cost: $147,737)		147,737	1.2%
Total Cash and Cash Equivalents (Cost: $293,250)		293,250	2.4%

Derivative Instruments
Derivative Assets
Foreign Currency Forward Contract(s)	n/a	5,041	0.0%
Commodity Futures Contract(s)	n/a	149	0.0%
Total Derivative Assets (Cost: $473)		5,190	0.0%

Derivative Liabilities
Foreign Currency Forward Contract(s)	n/a	2,951	0.0%
Total Derivative Liabilities (Cost:$—)		2,951	0.0%
Total Derivative Instruments (Cost: $473)		2,239
Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $10,443,825)		$12,772,638	103.8%
________________
Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a        Not applicable.
EMEA    Europe, Middle East and Africa.
APAC    Asia Pacific.
(a)Equity Investments include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) warrants, (4) royalty streams and (5) other equity-linked securities.
(b)There were no single investments included in this category that exceeded 5% of net assets of the Aggregator, BXPE U.S., the Feeder or the Parallel Fund (each as defined in Note 1. “Organization”).
(c)A portion of this investment is held through Heat Shared Blocker LLC which in turn invests into Air Control Concepts Holdings L.P.

continued...

BXPE US Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

(d)Private debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to direct lending debt investments.
(e)Liquid debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans and (2) interests in collateralized loan obligations. Investments that are generally liquid in nature are intended to be held for short durations and may be used to generate income, facilitate capital deployment or provide a potential source of liquidity.
(f)Fund investments are diversified and are not categorized to one industry.
See notes to condensed consolidated financial statements.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
BXPE US Aggregator (CYM) L.P. is a Cayman Islands exempted limited partnership formed on June 15, 2023. BXPE US Aggregator (CYM) L.P. with its consolidated subsidiaries collectively form the “Aggregator.” The Aggregator operates in accordance with the third amended and restated exempted limited partnership agreement (as may be further amended and restated from time to time, the “Aggregator Partnership Agreement”).
Blackstone Private Equity Strategies Fund L.P. (“BXPE U.S.”) and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended. BXPE U.S. and the Feeder are structured as a perpetual-life strategy with monthly, fully funded subscriptions and periodic redemptions. The Feeder invests all or substantially all of its assets in BXPE U.S. In turn, BXPE U.S. invests all or substantially all of its assets in the Aggregator.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXPE U.S., but excluding Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”). Parallel Funds may be established to allow certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXPE U.S. or the Feeder. Parallel Funds are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. BXPE U.S., the Feeder, the Aggregator and any Parallel Funds collectively form “BXPE.” BXPE and BXPE Lux collectively form the “BXPE Fund Program,” but are operated as distinct investment structures.
BXPE’s investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. BXPE seeks to meet its investment objectives by investing primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors. The Aggregator has the same investment objectives as BXPE U.S.
Investment operations commenced on January 2, 2024 (the “Initial Closing Date”) when BXPE U.S. and the Feeder first sold unregistered limited partnership units to third-party investors and subsequently invested those proceeds into the Aggregator, which, in turn, began investment operations.
Blackstone Private Equity Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXPE U.S., the Feeder and the Aggregator. Overall responsibility for oversight of the Feeder, BXPE U.S. and the entities that carry out their investment objectives rests with the General Partner, subject to certain oversight rights held by each of the Feeder’s board of directors (the “Feeder Board of Directors” or “Feeder Board”) and BXPE U.S.’s board of directors (the “BXPE U.S. Board of Directors” or “BXPE U.S. Board,” and together with the Feeder Board, the “Boards of Directors” or “Boards”), as applicable. The General Partner has delegated BXPE U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXPE U.S. and is responsible for initiating, structuring and negotiating BXPE U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXPE U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly. The operating results presented for interim periods are

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

not necessarily indicative of the results that may be expected for any other interim period or for the entire period. Certain reclassifications of prior periods’ amounts have been made to conform to the current period presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of the fair value of investments and financial instruments at the date of the condensed consolidated financial statements. Management believes that estimates made in preparing its condensed consolidated financial statements are reasonable. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the condensed consolidated financial statements. Actual results may ultimately differ from those estimates.
Principles of Consolidation
In accordance with ASC 946, the Aggregator generally does not consolidate its investment in a company unless the Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Aggregator. A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the investment company. Accordingly, the Aggregator consolidates wholly owned investment company subsidiaries where BXPE has the power to direct activities that most significantly impact such vehicles’ economic performance. All intercompany balances and transactions have been eliminated in consolidation.
Fair Value of Investments and Financial Instruments
ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace. Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded securities in an active market. The Aggregator does not adjust the quoted price for these investments (to the extent it holds them) even in situations where the Aggregator holds a large position and a sale could reasonably impact the quoted price.
•Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments that would generally be included in this category include publicly traded securities with restrictions on disposition, certain convertible securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt, equity and certain convertible securities.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

value measurement. The Investment Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
Investments at Fair Value and Investments in Affiliated or Unaffiliated Investee Funds
Investments at Fair Value
The Aggregator records public and private investments at trade date and closing date, respectively, and values its investments at fair value in accordance with ASC 820. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In the absence of observable market prices, the Aggregator’s investments are valued using valuation methodologies applied on a consistent basis as described below. Additional information regarding these investments is provided in Note 3. “Investments and Fair Value Measurement.”
The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed consolidated financial statements.
Under the income approach, which is generally the Aggregator’s primary valuation approach, fair value is determined by converting future amounts, such as cash flows or earnings, discounted to a single present amount using current market expectations about those future amounts. In determining fair value under this approach, the Aggregator makes assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple of the investee company, among other things. The Aggregator discounts those projected cash flows by deriving a discount rate based on a capital structure similar to that of a market participant using observable inputs such as the rate of return available in the market on an investment free of default risk, an equity risk premium to reflect the additional risk of a market portfolio of equity instruments over risk-free instruments, beta as a measure of risk based on share price correlation to the market, and equity and debt-to-capital ratios of companies deemed comparable to the investee company.
Under the market approach, which is generally the Aggregator’s secondary valuation approach, fair value may be determined by reference to a recent transaction involving the investment or by reference to observable valuation measures for companies or assets that are determined by the Aggregator to be comparable, such as multiplying a key performance metric of the investee company, by a relevant valuation multiple observed in the range of comparable companies or transactions, adjusted by the Aggregator for differences between the investment and the referenced comparables. Observable inputs used in the market approach to derive a valuation multiple may include the public prices for securities issued by, and the relevant performance metrics of, companies deemed comparable to the investee company, and/or transaction prices involving significant equity interests in companies deemed comparable to the investee company. Unobservable inputs used in the market approach may include the key performance metric of the investee company, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”).
Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale approach as the primary method with emphasis given to certain considerations including, but not limited to unitholder approval, regulatory approval, financing, completion of due diligence and break-up fees. Minority investments in companies where BXPE has limited information rights may also be valued using a recent round of financing as the primary method considering the nature of the transaction, the rights and privileges of the investments subject to the transaction and any changes in the investment that have occurred since the transaction.
Investments in debt securities that are not listed on an exchange, but for which external pricing sources, such as dealer quotes or independent pricing services may be available, are valued utilizing valuation techniques such as external pricing sources, recent trading activity or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Publicly traded investments in active markets are reported at the market closing price, less a discount, as appropriate, as determined by the Aggregator to reflect restrictions on disposition where such restrictions are an attribute of the investment.
Convertible preferred investments may be valued using an option pricing model based on the specific terms of the security, including, but not limited to, the publicly traded share price of the common shares or units in active markets as of the reporting date, preferred-in-kind dividend rate, relative yield and other adjustments to the common shares or units, as well as restrictions related to timing of conversion, as applicable, or actual trades of the convertible preferred investment.
Investments in Affiliated or Unaffiliated Investee Funds
Investments in Blackstone-affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the investee funds as a practical expedient for fair value. If the Aggregator determines, based on its own due diligence, investment fair value policies and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, such as a collateralized loan obligation vehicle, the Aggregator will estimate the fair value of an investment in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.
Derivative Instruments
The Aggregator recognizes derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statements of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.
Derivative instruments are valued based on contractual cash flows and observable inputs generally comprising of yield curves and foreign currency rates. The Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized Gain (Loss) on Investments and Derivative Instruments on the Condensed Consolidated Statements of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statements of Operations.
The Aggregator has elected to not offset derivative assets and liabilities in its Condensed Consolidated Statements of Assets and Liabilities, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Aggregator, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
The Aggregator’s other disclosures regarding derivative instruments are discussed in Note 4. “Derivative Instruments.”
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds, Treasury Bills and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Condensed Consolidated Statements of Operations. The Aggregator may have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Performance Participation Allocation, Administration Fee and Management Fee Payables
For more information regarding these payables reported on the Condensed Consolidated Statements of Assets and Liabilities, see Note 7. “Related Party Transactions.”
Foreign Currency
In the normal course of business, the Aggregator makes investments in non-U.S. dollar currency investments. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

dates. Translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations.
Net Realized and Unrealized Gain (Loss) on Investments
The Aggregator recognizes net realized gains (losses) on investments when earned at the time of receipt of proceeds. Without regard to unrealized gains or losses previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset.
Net Change in Unrealized Gain (Loss) on Investments is the change in fair value of its underlying investments. Net change in unrealized gains or losses will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. The Aggregator presents unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations.
Income Recognition
The Aggregator recognizes interest income from investments when earned pursuant to the terms of the respective investment. The Aggregator recognizes dividend income from its investments when declared. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.
Organizational and Offering Expenses
Prior to the Initial Closing Date, organizational and offering expenses were paid by the Investment Manager. After BXPE U.S. and the Feeder first accepted third-party investors and commenced investment operations, costs associated with the organization of BXPE were expensed. Costs associated with the offering of BXPE U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Condensed Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. Organization and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXPE U.S., the Feeder or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.
Management Fees Offset and Waived
The Investment Manager agreed to waive the Management Fee (as defined in Note 7. “Related Party Transactions”) for the first six months following the Initial Closing Date. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.
As described in the Investment Management Agreement (as defined in Note 7. “Related Party Transactions”), the Management Fee shall be reduced (but not below zero) by an amount equal to the respective unitholder’s pro-rata share of 100% of the net break-up, topping, commitment, transaction, monitoring, directors’, organization and divestment fees and management and performance fees borne by BXPE through secondary market purchases of existing investments in investment funds and other vehicles or accounts managed or advised by Blackstone from time to time (other than Parallel Funds, Feeder Funds and alternative vehicles), and any successors thereto, in each case, including any alternative vehicles formed in connection therewith, any supplemental capital vehicle formed in connection with any investments made thereby and any investment vehicles formed in connection with Blackstone’s side-by-side or additional general partner investments relating thereto, including BXPE Lux (“Other Blackstone Accounts”) (excluding secondary investments in Other Blackstone Accounts that were made as part of the portfolio transaction) paid to the Investment Manager or its affiliates in connection with BXPE’s investments. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 7. “Related Party Transactions” for more information.
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXPE such that the total expenses borne by BXPE (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation (as defined in Note 7. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement is reported in Expense

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Support on the Condensed Consolidated Statements of Operations. Refer to Note 7. “Related Party Transactions” for more information.
Income Taxes
The Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not directly subject to U.S. federal and state income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes (“Aggregator Corporations”) which are subject to U.S. federal, state and/or local income taxes.
To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal corporate income tax of 21% of their share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Aggregator determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Aggregator assesses all available positive and negative evidence, including the amount and character of future taxable income.
Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the Provision for Taxes on the Condensed Consolidated Statements of Operations.
Affiliates
The General Partner, the Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXPE U.S., Parallel Funds, the Feeder, BXPE Lux, and Other Blackstone Accounts are affiliates of the Aggregator. Investments of BXPE and investments of other investment vehicles managed by the Investment Manager are considered affiliates of BXPE based on Blackstone’s level of ownership and control.
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Aggregator’s annual period ending December 31, 2026.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	March 31, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$43,885	$—	$—	$—	$43,885
Money Market Fund	867,631	—	—	—	867,631
Total Cash and Cash Equivalents	911,516	—	—	—	911,516
Investments
Equity Investments	—	103,516	11,501,021	44,173	11,648,710
Debt Investments
Private	—	—	751,642	—	751,642
Liquids	—	1,111,954	14,868	—	1,126,822
Total Debt Investments	—	1,111,954	766,510	—	1,878,464
Total Investments	—	1,215,470	12,267,531	44,173	13,527,174
Investments in Affiliated Investee Funds	—	—	—	1,045,202	1,045,202
Derivative Assets	—	26,818	—	—	26,818
	$911,516	$1,242,288	$12,267,531	$1,089,375	$15,510,710

Liabilities
Derivative Liabilities	$—	$14,967	$—	$—	$14,967

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$147,737	$—	$—	$—	$147,737
Money Market Fund	145,513	—	—	—	145,513
Total Cash and Cash Equivalents	293,250	—	—	—	293,250
Investments
Equity Investments	—	—	9,288,581	55,832	9,344,413
Debt Investments
Private	—	—	884,585	—	884,585
Liquids	—	1,195,614	10,849	—	1,206,463
Total Debt Investments	—	1,195,614	895,434	—	2,091,048
Total Investments	—	1,195,614	10,184,015	55,832	11,435,461
Investments in Affiliated Investee Funds	—	—	—	1,041,688	1,041,688
Derivative Assets	—	5,190	—	—	5,190
	$293,250	$1,200,804	$10,184,015	$1,097,520	$12,775,589

Liabilities
Derivative Liabilities	$—	$2,951	$—	$—	$2,951

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator may hold equity securities that are subject to sale restrictions that are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include, but are not limited to, (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of March 31, 2026, there were no equity securities subject to sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of March 31, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$9,069,193	Discounted Cash Flows	WACC	7.3% to 30.7%	16.8%	Lower
			Exit Multiple	7.0x to 24.0x	16.3x	Higher
	1,399,764	Transactional Value	n/a
	1,031,271	Recent Round of Financing	n/a
	793	Options Pricing	Selected Volatility	20.0%	20.0%	Higher
Debt Investments - Private	751,642	Discounted Cash Flows	WACC	7.7% to 15.3%	12.2%	Lower
Debt Investments - Liquids	14,868	Third-Party Pricing	n/a
Total Investments	12,267,531
	$12,267,531

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$8,339,888	Discounted Cash Flows	WACC	7.2% - 30.4%	16.4%	Lower
			Exit Multiple	7.6x - 24.0x	16.5x	Higher
	662,275	Recent Round of Financing	n/a
	286,418	Transactional Value	n/a
Debt Investments - Private	884,585	Discounted Cash Flows	WACC	7.9% - 15.3%	11.8%	Lower
Debt Investments - Liquids	10,849	Third-Party Pricing	n/a
Total Investments	10,184,015
	$10,184,015
____________________

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended March 31, 2026
	Equity Investments	Debt Investments - Private	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$9,288,581	$884,585	$10,849	$—	$10,184,015
Purchases	1,395,200	9,334	8,092	—	1,412,626
Sales and Proceeds from Investments	(44,431)	(142,573)	(9,683)	—	(196,687)
Transfer Into Level III (a)	12,273	—	5,629	—	17,902
Change in Gain (Loss) Included in Net Assets	849,398	296	(19)	—	849,675
Balance, End of Period	$11,501,021	$751,642	$14,868	$—	$12,267,531
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$849,398	$296	$(19)	$—	$849,675

	Level III Financial Assets at Fair Value
	Three Months Ended March 31, 2025
	Equity Investments	Debt Investments	Affiliated Investee Funds	Total
Balance, Beginning of Period	$4,028,240	$541,284	$248,934	$4,818,458
Purchases	1,321,804	26,009	—	1,347,813
Sales and Proceeds from Investments	(38,577)	(8,003)	(424)	(47,004)
Transfer Out of Level III (b)	(64,680)	—	—	(64,680)
Change in Gain (Loss) Included in Net Assets	319,725	30,272	(17,378)	332,619
Balance, End of Period	$5,566,512	$589,562	$231,132	$6,387,206
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$319,725	$30,272	$(17,378)	$332,619
____________________
(a)For the three months ended March 31, 2026, the transfers into Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets.
(b)For the three months ended March 31, 2025, the transfers out of Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets.
NAV as a Practical Expedient
The table below summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of March 31, 2026 and December 31, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient:

	March 31, 2026		December 31, 2025
NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value	Unfunded Commitment	Fair Value
Affiliated Investee Funds (a)	$1,038,255	$1,045,202	$803,755	$1,041,688
Portfolio Companies (b)	—	44,173	34,104	55,832
	$1,038,255	$1,089,375	$837,859	$1,097,520
____________________
(a)Affiliated Investee Funds primarily hold Level III private investments in the Diversified, Energy, Financial Services, Infrastructure, Software, Specialty Finance, Technology & Services, and Various sectors.
(b)Portfolio Companies primarily invest in Financial Services.
4. Derivative Instruments
In the normal course of business, the Aggregator may enter into derivative contracts to achieve certain risk management objectives.
The Aggregator may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of its non-U.S. dollar denominated investments. These instruments primarily include (a) forward currency contracts and (b) foreign currency swaps. The Aggregator utilizes forward currency contracts and foreign currency swaps, collectively referred to as foreign exchange contracts, to economically hedge the currency exposure associated with certain foreign-denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign exchange contracts does not eliminate fluctuations in the price of the underlying investments recognized by the Aggregator. Additionally, the Aggregator may enter into derivative instruments to hedge against other risks in its investments, including commodity price risk and equity price risk.
As a result of the use of derivative contracts, the Aggregator is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Aggregator enters into contracts with certain major financial institutions, primarily those with investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts (in thousands):

	March 31, 2026						December 31, 2025
	Assets			Liabilities			Assets			Liabilities
	Notional		Fair Value	Notional		Fair Value	Notional		Fair Value	Notional		Fair Value
Derivative Instruments
Foreign Currency Contracts (EUR)		€958,200	$25,749		€522,000	$14,967		€1,034,760	$4,263		€721,578	$2,951
Foreign Currency Contracts (JPY)		¥512,877	$659		¥—	$—		¥1,290,444	$778		¥—	$—
Foreign Currency Contracts (ILS)	₪	9,406	$141	₪	—	$—	₪	—	$—	₪	—	$—
Commodity Futures Contracts		$56	$269		$—	$—		$56	$149		$—	$—
			$26,818			$14,967			$5,190			$2,951

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended March 31,
	2026	2025
Derivative Instruments
Realized Gain
Foreign Currency Contracts	$563	$33,946
Total Realized Gain	563	33,946
Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	9,334	(64,266)
Commodity Futures Contracts	120	—
Total Net Change in Unrealized Gain (Loss)	9,454	(64,266)
	$10,017	$(30,320)
As of March 31, 2026 and December 31, 2025, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.

5. Borrowings
Bonavista Credit Facility
On July 25, 2024, Bonavista Funding Ltd. (“Bonavista”), a consolidated wholly owned subsidiary of the Aggregator that holds broadly syndicated loans, entered into a revolving credit agreement (the “Bonavista Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed the aggregate commitment of $300.0 million, subject to customary conditions. The Bonavista Credit Facility is collateralized by assets of Bonavista. The obligations under the Bonavista Credit Facility have limited recourse, with repayment solely from the assets collateralizing Bonavista. The liabilities of Bonavista do not have recourse to the general credit of the Aggregator. On December 19, 2024, the maximum aggregate commitment was increased to $400.0 million through September 18, 2025, after which, the maximum aggregate commitment decreased to $375.0 million. On March 6, 2026 (the “Third Amendment Date”), the maximum aggregate commitment was increased to $675.0 million. The increased aggregate commitment expires on July 6, 2026, after which the aggregate commitment will decrease to $575.0 million until March 6, 2027, when the aggregate commitment will return to $375.0 million.
The parties to the Bonavista Credit Facility include Bonavista, as borrower, the Aggregator, a third-party administrative agent (in such capacity, the “Bonavista Administrative Agent”), also serving as sole lead arranger and sole book manager, and the other third-party lenders as identified in the Bonavista Credit Facility. The Bonavista Credit Facility matures on March 6, 2028, and may not be extended. Upon an event of default, the Bonavista Administrative Agent may also terminate its commitment.
Under the Bonavista Credit Facility, borrowings denominated in U.S. dollars will bear interest, at the borrower’s discretion, at a rate of the (a) one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.25% per annum or (b) base rate (as defined in the Bonavista Credit Facility) plus a spread of 1.25%. The Aggregator may voluntarily prepay any loans upon notice to the Bonavista Administrative Agent without a premium or penalty, subject to certain conditions. The Bonavista Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (each as defined below). The “First Unused Amount” incurs no commitment fee for the first nine months the Bonavista Credit Facility is outstanding; thereafter, the commitment fee on the First Unused Amount is generally equal to (a) a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding, multiplied by (b) 1.00%. The “Second Unused Amount” incurs (a) on and after the Third Amendment Date and prior to the three-month anniversary of the Third Amendment Date, an amount equal $375.0 million minus the sum of the total borrowings outstanding and the First Unused Amount; (b) thereafter, an amount equal to the maximum aggregate commitments minus the sum of the total borrowings outstanding and the First Unused Amount, multiplied by 0.30%.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of March 31, 2026, Bonavista had $650.0 million outstanding under the Bonavista Credit Facility. As of December 31, 2025, Bonavista had no borrowings or amounts outstanding under the Bonavista Credit Facility. The borrowing carrying amount outstanding under the Bonavista Credit Facility as of March 31, 2026 approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of March 31, 2026, the effective interest rate on borrowings outstanding was 4.92%.
Aggregator Credit Agreement
On October 3, 2024, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment of $375.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator, among other things, may not incur new loans or letters of credit in excess of the applicable loan to value ratio (which may be between 10% and 20%), where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement). The aggregate commitment has increased periodically over time. As of March 31, 2026, the aggregate commitment was $2.0 billion.
The parties to the Aggregator Credit Agreement include the Aggregator, as borrower, a third-party administrative agent (in such capacity, the “Aggregator Administrative Agent”), third-party joint lead arrangers (in such capacities, the “Joint Lead Arrangers”) and co-structuring agents, and certain other lenders and the letter of credit issuers as identified in the Aggregator Credit Agreement. The Aggregator Credit Agreement matures on October 1, 2027, subject to a one-year extension option requiring approval by the Aggregator Administrative Agent and extending lenders and the satisfaction of customary conditions.
Under the Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest, at the Aggregator’s discretion, at a rate of the (a) one-month term SOFR plus a spread of 3.50% per annum, (b) daily simple SOFR plus a spread of 3.50% per annum, or (c) base rate (as defined in the Aggregator Credit Agreement) plus a spread of 2.50%. Such rates may be increased by up to 2.50% per annum during a continuing event of default and/or a cash sweep event. The Aggregator Credit Agreement is subject to a commitment fee that is generally based on (a) the total facility commitments, less total borrowings outstanding, multiplied by (b) the commitment fee rate. The unused commitment fee per annum rate varies from 0.50% to 0.70% and is dependent on the total borrowings outstanding. Under the Aggregator Credit Agreement, the Aggregator will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees and unused commitment fees.
The Aggregator Credit Agreement contains customary representations and warranties, events of default, cash sweep events and affirmative and negative covenants. The Aggregator’s obligations under the Aggregator Credit Agreement are non-recourse to BXPE U.S. and secured by the Aggregator’s distributions received from investments and the equity interest in certain of its subsidiaries. Upon an event of default, the lenders of the Aggregator Credit Agreement may also terminate their commitment.
As of March 31, 2026 and December 31, 2025, the Aggregator had no borrowings or amounts outstanding under the Aggregator Credit Agreement.
6. Net Assets
On January 1, 2026, the Aggregator redesignated existing Class A units as Class I‑Series I Units (defined below), discontinued its Class B units and designated two new series of Class I Units, Class I‑Series II Units and Class I‑Series III Units. The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of units (each, an “Aggregator Unit” or “Unit”). As of March 31, 2026, the Aggregator has two limited partners, BXPE U.S. and a Parallel Fund. BXPE U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXPE U.S. and the Parallel Fund are issued the applicable series of Class I Units in exchange for their contributions to the Aggregator; specifically, contributions from BXPE U.S. Class I‑Series II units are invested into Class I‑Series II Aggregator Units, contributions from BXPE U.S. Class I‑Series III units are invested into Class I‑Series III Aggregator Units, and contributions from all other BXPE U.S. and the Parallel Fund units are invested into Class I‑Series I Aggregator Units.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the BXPE U.S. Board of Directors. The purchase price

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $25.00 per Aggregator Unit. The Aggregator’s Transactional NAV was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined in Note 7. “Related Party Transactions”) and the deduction of expenses.
Aggregator Unit issuances related to monthly contributions are effective the first calendar day of each month. Aggregator Units are issued at a price per Aggregator Unit equivalent to the Aggregator’s most recent Transactional NAV per Aggregator Unit available for each class, or series of a class, which is the Aggregator’s prior month-end Transactional NAV per Aggregator Unit. The initial Transactional NAV for Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Aggregator Unit for Class I-Series I Units. No Class I-Series II Units or Class I-Series III Units have been issued since inception.
The following table presents transactions in the Aggregator’s Units during the periods:

	Class I
	Series I Units	Total
Units Outstanding as of December 31, 2025	364,713,006	364,713,006
Units Issued	44,456,111	44,456,111
Redemption of Units	(993,055)	(993,055)
Units Outstanding as of March 31, 2026	408,176,062	408,176,062

Units Outstanding as of December 31, 2024	214,889,732	214,889,732
Units Issued	36,684,501	36,684,501
Redemption of Units	(408,668)	(408,668)
Units Outstanding as of March 31, 2025	251,165,565	251,165,565
In accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to redeem Aggregator Units from limited partners to match any redemptions made by BXPE U.S. and any Parallel Fund. Any redemption of Aggregator Units will be effected by the Aggregator as needed to comply with the redemption plan of BXPE U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely from the Aggregator and have all of its Aggregator Units redeemed by the Aggregator only with the consent of BXPE U.S., including, if applicable, approval by the BXPE U.S. Board of Directors.
During the three months ended March 31, 2026 and 2025, 993,055 and 408,668 Aggregator Units were redeemed, respectively, for an aggregate value of $35.9 million and $12.1 million.
7. Related Party Transactions
Partnership Agreement
The Aggregator has entered into the Aggregator Partnership Agreement with the General Partner. Under the terms of the Aggregator Partnership Agreement, overall responsibility for the Aggregator rests with the General Partner. The General Partner has delegated BXPE’s portfolio management function to the Investment Manager on January 2, 2024.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXPE U.S. (indirectly through the Aggregator) equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXPE directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXPE’s operations, the allocation was payable annually, after the end of such first calendar

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

year, and thereafter, the allocation is payable quarterly. The General Partner may elect to receive the Performance Participation Allocation in (a) cash, (b) the Aggregator’s, BXPE U.S.’s, the Feeder’s, or the Parallel Fund’s units or shares (as applicable) and/or (c) units, shares, or interests (as applicable) of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request and will be subject to certain limitations.
The General Partner elected to receive $22.7 million of Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities. During the three months ended March 31, 2026, the equity of intermediate entities was issued and then contributed to BXPE U.S. in exchange for 663,599 BXPE U.S. Class I-Series I units, after which BXPE U.S. contributed such equity to the Aggregator in exchange for 662,900 Units.
For the three months ended March 31, 2026, the Aggregator accrued Performance Participation Allocation of $110.2 million, of which $79.0 million was paid in cash from intermediate entities to the General Partner subsequent to the three months ended March 31, 2026, with the remainder outstanding. For the three months ended March 31, 2025 the Aggregator accrued Performance Participation Allocation of $44.3 million, which was fully paid in cash from intermediate entities to the General Partner subsequent to the three months ended March 31, 2025.
Investment Management Agreement
On January 2, 2024, BXPE U.S. entered into an investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services (including structuring investments through the Aggregator), the Investment Manager has entered into, and may in the future enter into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to, in the aggregate, (a) 1.25% of the Aggregator’s Transactional NAV attributable to Class I-Series I Units, (b) 1.05% of the Aggregator’s Transactional NAV attributable to Class I-Series II Units and (c) 0.95% of the Aggregator’s Transactional NAV attributable to Class I-Series III Units, accrued monthly (1/12th of the total annual Management Fee) and payable monthly (or payable at such later time in the discretion of the Investment Manager), before giving effect to any accruals for the Management Fee, servicing fees, Administration Fee (as defined below), Performance Participation Allocation, pending Aggregator unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which the Aggregator directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month.
The Investment Manager may elect to receive the Management Fee in (a) cash, (b) the Aggregator’s, BXPE U.S.’s, the Feeder’s, or the Parallel Fund’s units or shares (as applicable) and/or (c) units, shares or interests (as applicable) of intermediate entities. If the Management Fee is paid in units, such units may be redeemed at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXPE and/or any intermediate entity.
Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXPE’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on management fee waivers.
For the three months ended March 31, 2026, the Aggregator accrued gross Management Fees of $44.2 million, of which $0.2 million was waived by the Investment Manager as a result of investments in Other Blackstone Accounts. The net Management Fees will be paid subsequent to the three months ended March 31, 2026. For the three months ended March 31, 2025, the Aggregator accrued gross Management Fees of $22.0 million. The net Management Fees were paid subsequent to the three months ended March 31, 2025.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Administration Fee
The Investment Manager and its affiliates provide administration services to BXPE, consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXPE directly or indirectly through an intermediate entity, equal to, in the aggregate, 0.10% of the Aggregator’s Transactional NAV per annum, accrued monthly (1/12th of the total annual Administration Fee) and payable monthly (or payable at such later time in the discretion of the Investment Manager), before giving effect to any accruals for the Management Fee, servicing fee, Administration Fee and Performance Participation Allocation, pending Aggregator unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which BXPE indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
From time to time, the Investment Manager may outsource certain administrative duties provided to BXPE with respect to the Administration Fee to third parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee such that the Administration Fee should not exceed, in the aggregate, 0.10% of the Aggregator’s Transactional NAV.
For the three months ended March 31, 2026 and 2025, the Aggregator accrued Administration Fees of $3.5 million and $1.7 million, respectively.
Investments in Affiliated Investee Funds
As of March 31, 2026 and December 31, 2025, the Aggregator had Investments in Affiliated Investee Funds of $1.0 billion and $1.0 billion, respectively. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund and tax expenses and balances owed by the Aggregator to other non-consolidated entities within BXPE. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest bearing. Due from Affiliates consists of balances owed to the Aggregator from other non-consolidated entities within BXPE.
BXPE Lux
BXPE invests alongside BXPE Lux, a Luxembourg alternative investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions. While BXPE and BXPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXPE and BXPE Lux are operated as distinct investment structures.
Related Party Transactions
BXPE may from time to time enter into transactions with certain affiliates. Such transactions are subject to oversight, and, where required, approval by the independent directors of BXPE U.S. and are conducted in accordance with the terms of BXPE U.S.’s limited partnership agreement and applicable policies and procedures.
During the three months ended March 31, 2026, the Aggregator acquired one investment for an aggregate purchase price of $97.1 million from Other Blackstone Accounts. The terms of this investment was negotiated by third-party investors, and the Aggregator participated on the same terms as such third-party investors. There were no such transactions during the three months ended March 31, 2025.
During the three months ended March 31, 2026, the Aggregator did not participate in any post-closing syndication transactions to acquire additional equity interests in any of its existing investments from Other Blackstone Accounts. During the three months ended March 31, 2025, the Aggregator participated in one such transaction for an aggregate purchase price of $56.2 million. The interests were purchased from Other Blackstone Accounts at a purchase price of cost plus a customary fee for the time the investments were held by such affiliate.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As a portion of BXPE’s overall investment strategy, the Aggregator makes investments in a programmatic manner, including through participation in Blackstone’s side-by-side investment program and capital commitments to Other Blackstone Accounts. As a participant in the side-by-side investment program, from time to time, the Aggregator, together with other participants, may sell or syndicate a small portion of an investment to Affiliates (as defined under the BXPE U.S. Partnership Agreement). Such syndication transactions are required for all participants in the program and occur within six months of closing at a purchase price of cost, plus a customary fee for the time the investment is held by the Aggregator. During the three months ended March 31, 2026 and 2025, the Aggregator syndicated portions of four and five investments to related parties, resulting in aggregate cash proceeds of $14.6 million and $8.3 million, respectively.
As of March 31, 2026, a portion of BXPE’s portfolio consists of eight fund interests in certain commingled Other Blackstone Accounts, including capital commitments to such funds. During the three months ended March 31, 2026 and 2025, BXPE funded capital commitments to such funds for an aggregate amount of $15.9 million and $8.4 million, respectively. During the three months ended March 31, 2026 and 2025, BXPE received cash distributions from such funds for an aggregate amount of $10.0 million and $16.7 million, respectively.
Additionally, the Investment Manager has delegated the portfolio management of BXPE’s liquid debt investments to other Blackstone investment managers (the “Sub-Investment Managers”) and, from time to time, the Sub-Investment Managers identify opportunities for cross transactions between BXPE and Other Blackstone Accounts. During the three months ended March 31, 2026, the Aggregator participated in two cross transactions with an Other Blackstone Account for an aggregate amount of $4.2 million; there were no such transactions during the three months ended March 31, 2025.
8. Commitments and Contingencies
Commitments
As of March 31, 2026 and December 31, 2025, the Aggregator had unfunded commitments to existing investments of $1.5 billion and $1.2 billion, respectively, of which $925.8 million and $691.7 million, respectively, is committed to Other Blackstone Accounts. As of March 31, 2026 and December 31, 2025, the BXPE Fund Program had additional commitments of $3.5 billion and $3.0 billion, respectively, to new investments. Conditional commitments are held among the BXPE Fund Program and BXPE’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2026.
9. Income Taxes
Uncertain Tax Positions
As of March 31, 2026 and December 31, 2025, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities.

BXPE US Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10. Financial Highlights
The following financial highlights are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series II Units or Class I-Series III Units have been issued since inception.

	Class I-Series I Units (a)
	Three Months Ended March 31,
	2026	2025
Per Unit Data
Net Asset Value, Beginning of Period (b)	$33.74	$28.38
Proceeds from Units Issued	—	—
Net Investment Loss	(0.52)	(0.22)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	2.27	1.42
Net Increase in Net Assets	1.75	1.20
Net Asset Value, End of Period	$35.49	$29.58
Units Outstanding, End of Period	408,176,062	251,165,565
Total Return Based on Net Asset Value (c)	5.18%	4.22%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.45%	0.54%
Expense Support and Management Fees Waivers (d)	—%	—%
Accrued Performance Participation Allocation	0.80%	0.64%
Total Expenses	1.26%	1.18%
Net Investment Loss	-1.66%	-0.82%
____________________
(a)Amounts may not add due to rounding.
(b)On January 1, 2026, the Aggregator redesignated existing Class A units as Class I-Series I Units and discontinued its Class B units.
(c)Total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Aggregator Unit. Total return does not include upfront transaction fees, if any.
(d)Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Financing Cost Amortization, Deferred Offering Costs Amortization, Administration Fees, Interest Expense and Other.
11. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through May 13, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes of Blackstone Private Equity Strategies Fund (TE) L.P., the unaudited condensed financial statements and the related notes of Blackstone Private Equity Strategies Fund L.P. and the unaudited condensed consolidated financial statements and the related notes of BXPE US Aggregator (CYM) L.P., all included within this Quarterly Report on Form 10-Q.
In this report, we refer to Blackstone Private Equity Strategies Fund L.P. as “BXPE U.S.” and Blackstone Private Equity Strategies Fund (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (collectively, the “Registrants”). The terms “BXPE,” the “Fund,” “we,” “us” or “our” collectively refer to BXPE U.S., the Feeder, BXPE US Aggregator (CYM) L.P., together with its consolidated subsidiaries, (the “Aggregator”) and any Parallel Funds (as defined in Part I. Item 1. Financial Statements), as the context requires. BXPE and Blackstone Private Equity Strategies Fund SICAV (“BXPE Lux”) are together referred to as the “BXPE Fund Program.”
The investment activities of BXPE are carried out through the Aggregator, a non-consolidated affiliate of BXPE U.S. As such, in this discussion and analysis, we believe it is important to present information for the Feeder, BXPE U.S. and the Aggregator. The unaudited financial statements of each entity are presented in “Part I. Item 1. Financial Statements” of this document.
Overview
On January 2, 2024, Blackstone launched the BXPE Fund Program, Blackstone’s perpetual private equity solution for eligible investors, to provide investors greater access to Blackstone’s private equity platform. Our investment objectives are to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. We seek to meet our investment objectives by investing primarily in privately negotiated investments (“Private Equity Investments”) to deliver an attractive portfolio of alternative investments diversified across strategies, sectors and geographies.
BXPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions, which we believe enables investors to better manage exposure to the private equity asset class and achieve the potential benefits of compounding returns. Investors in BXPE gain direct exposure to the largest global private equity platform. BXPE is designed to invest across all of Blackstone private equity’s major strategies: Corporate Private Equity, Secondaries, Hybrid Capital, Growth and Life Sciences. As of March 31, 2026, we have constructed a portfolio that includes strategic, sector and geographic diversification, focusing on businesses that align with our thematic approach to investing.
BXPE’s differentiated access to the world’s largest global private equity platform uniquely positions BXPE among competitors, allowing for a broader universe of investment and deployment opportunities. Identifying, closing and realizing attractive Private Equity Investments that fall within BXPE’s investment mandate is highly competitive and involves a high degree of uncertainty. We believe the depth and breadth of our investment strategy and Blackstone’s private equity platform, including the deep reservoir of proprietary data, represents a significant advantage as we compete for quality investment opportunities and help our portfolio companies compete in their respective markets.
We focus on transactions where Blackstone’s scale, brand and/or operating intervention capabilities can create competitive advantages for the BXPE Fund Program. In the ordinary course, we will generally seek to invest at least 80% of our NAV in Private Equity Investments and up to 20% of our NAV in liquid debt and other securities, including but not limited to loans, debt securities, certain public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”). Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law.
Recent Developments
As of March 31, 2026, the BXPE Fund Program’s portfolio consists of 140+ Private Equity Investments, including both closed and future signed commitments, with an aggregate value of $25.1 billion.

BXPE’s portfolio companies broadly exhibited solid revenue growth and resilient margins, with particular strength across our technology and services, industrials, and consumer sectors. At the same time, the potential for artificial intelligence-driven disruption has weighed on equity valuations in certain sectors, including software. We believe the ultimate impact of such disruption will vary significantly across companies based on multiple factors, with a number of companies well-positioned to be protected or benefit from such disruption. Nonetheless, valuations of select software companies have been, and may continue to be, negatively impacted.
More broadly, following a strengthening transaction environment in the latter part of 2025 and into early 2026, significant market volatility and broader uncertainty related to the ongoing conflict in the Middle East have slowed transaction activity in the near term. We believe a durable resolution to the conflict should contribute to improved transaction activity over time, including global initial public offerings, though no assurance can be given as to timing or outcome.
Performance Summary
Since inception in January 2024, we have delivered positive performance across all classes as follows:

	March 31, 2026
Unit Class	Year To Date Total Return	Inception To Date Total Return (a)
Blackstone Private Equity Strategies Fund L.P.
Class I
Series I	5.8%	17.9%
Series II (b)	(b)	(b)
Series III (b)	(b)	(b)
Class S	5.6%	16.9%
Class D	5.7%	17.6%
Class N (c)	5.7%	(c)

Blackstone Private Equity Strategies Fund (TE) L.P.
Class I
Series I	5.8%	17.3%
Series II (b)	(b)	(b)
Series III (b)	(b)	(b)
Class S	5.5%	16.3%
Class D	5.7%	20.2%
____________________
(a)Inception to date is an annualized return from when each class, or series of a class, of Unit was first sold. Returns shown reflect the percent change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each class, or series of a class, of Unit and not of an individual investor. BXPE believes total return is a useful measure of overall investment performance of our Units.
(b)No Class I-Series II Units or Class I-Series III Units have been issued by BXPE U.S. or the Feeder since inception.
(c)Class N Units were first sold on July 1, 2025. As a result, inception-to-date total return not presented because the reporting data is less than one year from when BXPE U.S. Class N Units were first sold.

Investment Portfolio

The following table represents BXPE’s Top Private Equity Investments as of March 31, 2026, based on fair value:

Investments	Description
7Brew	Drive-thru beverage business
Adevinta	Online classifieds company
AIR	Commercial Heating, Ventilation and Air Conditioning (“HVAC”) representation
AirTrunk	Data center developer and operator
Anthropic	AI model developer and research company
Enverus	Data analytics platform for the energy and power sectors
Jersey Mike’s	Fast-casual submarine sandwich franchisor
____________________
•Investments listed in alphabetical order.
•“Top Private Equity Investments” means (a) each investment that comprises the top 25% of the Aggregator’s Net Asset Value and (b) any individual investment that represents more than 5% of the Aggregator’s Net Asset Value.

The charts below present the diversification of BXPE’s portfolio companies by strategy, sector and geography based on the fair value of our Investments as of March 31, 2026:

____________________
•% of fair value may not add due to rounding.
•% of fair value represents the Aggregator’s sum of Investments at Fair Value, Affiliated Investee Funds and Debt and Other Securities, with exclusions specified below.
•“Regional Breakdown” excludes investments in certain Investments in Affiliated Investee Funds that have underlying investments with diverse region classifications. Region is generally based on where each investment is headquartered.
•“Sector Breakdown” excludes investments in certain Investments in Affiliated Investee Funds that have underlying investments with diverse sector classifications. All determinations are made by BXPE in its sole discretion.

Key Components of Our Results of Operations and Financial Metrics
Our key financial measures and the results of operations are discussed below.
The Feeder’s Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S.
The Feeder generates income primarily from its investment in BXPE U.S. and has the same investment objectives as BXPE U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors, to participate in BXPE U.S. in a more tax-efficient manner. The Feeder had an interest of 32.0% in BXPE U.S. as of March 31, 2026, an increase of 1.3%, compared to 30.7% as of March 31, 2025 primarily driven by relative capital activity between the Feeder and other investors in BXPE U.S.
For the three months ended March 31, 2026, BXPE U.S. generated a Net Increase in Net Assets Resulting from Operations of $537.2 million, an increase of $315.6 million, compared to $221.7 million for the three months ended March 31, 2025. This resulted in the Feeder recognizing a Net Change in Unrealized Gain (Loss) on Investment in BXPE U.S. of $170.0 million for the three months ended March 31, 2026, an increase of $103.3 million, compared to $66.7 million for the three months ended March 31, 2025. There were no net realized gains or losses from the investment in BXPE U.S. for the three months ended March 31, 2026 and 2025. Key drivers of the results of operations of BXPE U.S. are discussed below.
BXPE U.S.’s Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXPE U.S. generates income primarily from its investment in the Aggregator and has the same investment objective as the Aggregator. BXPE U.S. had an interest of 82.6% in the Aggregator as of March 31, 2026, an increase of 3.7%, compared to 78.9% as of March 31, 2025, primarily due to relative capital activity between BXPE U.S. and the Parallel Fund.
For the three months ended March 31, 2026, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $654.3 million, an increase of $369.7 million, compared to $284.6 million for the three months ended March 31, 2025. This resulted in BXPE U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $538.1 million for the three months ended March 31, 2026, an increase of $315.8 million, compared to $222.3 million for the three months ended March 31, 2025. There were no net realized gains or losses from the investment in the Aggregator for the three months ended March 31, 2026 and 2025. Key drivers of the results of operations of the Aggregator are discussed below.
Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
The Aggregator generates income, gains and losses primarily from investments in Private Equity Investments and in Debt and Other Securities. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net realized and unrealized gains and losses can also arise due to the translation of assets and liabilities denominated in foreign currencies.
The Aggregator generates income in the form of dividends and interest on its Private Equity Investments. To a lesser extent, the Aggregator’s liquid debt investments generate interest income.
For the three months ended March 31, 2026, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $369.7 million compared to the three months ended March 31, 2025 was attributable to an increase of $541.3 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by an increase of $171.5 million in Net Investment Loss.

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
For the three months ended March 31, 2026, the Aggregator had $882.1 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $541.3 million, compared to $340.8 million for the three months ended March 31, 2025. The primary drivers contributing to the increase for the three months ended March 31, 2026 are:
•$895.9 million of Net Change in Unrealized Gain (Loss) on Investments, an increase of $587.3 million, compared to $308.6 million for the three months ended March 31, 2025, primarily due to unrealized appreciation on Growth and Corporate Private Equity investments.
•$44.2 million of Net Realized Gain (Loss) on Investments and Derivative Instruments, an increase of $4.1 million, compared to $40.1 million for the three months ended March 31, 2025, primarily attributable to realized gains in Corporate Private Equity investments, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
•$9.5 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, an increase of $73.7 million, compared to $(64.3) million for the three months ended March 31, 2025, primarily due to unrealized gains on a derivative instrument.
•$(67.5) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, a decrease of $123.8 million, compared to $56.4 million for the three months ended March 31, 2025, primarily due to the fluctuation of foreign exchange rates.
Net Investment Income (Loss)
For the three months ended March 31, 2026, the Aggregator’s Net Investment Income (Loss) was $(227.8) million, a decrease of $171.5 million, compared to $(56.3) million for the three months ended March 31, 2025. The increase in Net Investment Loss was attributable to increases of $91.6 million in Provision (Benefit) for Taxes and $90.8 million in Net Expenses, partially offset by an increase of $10.9 million in Total Income.
Aggregator Income
For the three months ended March 31, 2026, the Aggregator generated $62.8 million in Total Income, an increase of $10.9 million, compared to $51.9 million for the three months ended March 31, 2025. The increase was primarily driven by an increase of $27.9 million in Interest Income, principally due to an increase in interest income from Hybrid investments and investments in Debt and Other Securities.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Manager. The Aggregator bears other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXPE U.S.’s Investment Management Agreement (as defined in Part I. Item 1. Financial Statements), (b) Performance Participation Allocation (as defined in Part I. Item 1. Financial Statements) paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXPE or any Portfolio Entity and (d) all other expenses of BXPE’s operations, administrations and transactions, excluding expenses specific to BXPE U.S. and the Feeder (described below).
For the three months ended March 31, 2026, the Aggregator incurred $172.5 million in gross Total Expenses, an increase of $91.0 million, compared to $81.5 million for the three months ended March 31, 2025. The increase was primarily composed of increases in gross Management Fees and Performance Participation Allocation. For the three months ended March 31, 2026, the Aggregator had $44.2 million of gross Management Fees, an increase of $22.2 million, compared to $22.0 million for the three months ended March 31, 2025, primarily due to an increase in Transactional Net Asset Value. For the three months ended March 31, 2026, the Aggregator had $110.2 million of Performance Participation Allocation, an increase of $66.0 million, compared to $44.3 million for the three months ended March 31, 2025, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments.

Provision (Benefit) for Taxes
For the three months ended March 31, 2026, the Aggregator incurred $118.3 million in Provision (Benefit) for Taxes, an increase of $91.6 million, compared to $26.7 million for the three months ended March 31, 2025. The increase was primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investments from Investments held by the underlying partnership and allocated to the Aggregator.
BXPE U.S. Expenses
For the three months ended March 31, 2026, BXPE U.S. incurred $0.8 million in Total Expenses, an increase of $0.2 million, compared to $0.6 million for the three months ended March 31, 2025.
Feeder Expenses
For the three months ended March 31, 2026, the Feeder incurred $0.2 million in Total Expenses, a decrease compared to $0.2 million for the three months ended March 31, 2025.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from BXPE U.S. and the Feeder’s net proceeds of its continuous offering of Units, which are then invested into the Aggregator. The Aggregator further generates cash from realizations and other income earned from Private Equity Investments and proceeds from net borrowings on our credit facilities. The primary uses of our Cash and Cash Equivalents include purchasing investments in companies via intermediaries and other equity and debt instruments, funding the costs of our operations, funding redemptions under our unit redemption plan (the “Unit Redemption Plan”), debt service and repayment and other financing costs of our borrowings. While BXPE does not currently intend to declare distributions, it may determine to do so in the future at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. Accordingly, in the future, we may use Cash and Cash Equivalents to fund cash distributions, if any, to the holders of our Units.
As of March 31, 2026, debt financing available to the Registrants and the Aggregator consisted of a revolving credit facility, an asset-backed revolving credit facility and the Second A&R Line of Credit (as defined in Note 4. “Line of Credit Agreement” in the “Notes to Condensed Financial Statements” of BXPE U.S. in “Part I. Item 1. Financial Statements”). The Registrants and the Aggregator had $650.0 million of aggregate principal amount of outstanding debt as of March 31, 2026. The Registrants and the Aggregator had no debt outstanding as of December 31, 2025. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of March 31, 2026, the Registrants’ and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities and the unused capacity under BXPE U.S.’s Second A&R Line of Credit, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.
The Aggregator
As of March 31, 2026, the Aggregator had $911.5 million in Cash and Cash Equivalents which, in combination with $2.1 billion of unused capacity under the Aggregator’s credit facilities, and net proceeds from Units, we expect to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of March 31, 2026, the Aggregator held $1.1 billion of liquid debt investments, which could provide additional liquidity if necessary. As of March 31, 2026, the BXPE Fund Program had conditional commitments of $3.5 billion to new investments. Generally, conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions. The Aggregator’s allocation of the conditional commitments will be determined at closing, which is generally expected to occur within twenty-four months of signing, although there can be no assurance that such transactions will close as expected or at all. As of March 31, 2026, the Aggregator had unfunded commitments of $1.5 billion to existing investments, which are generally due upon demand, of which $925.8 million is committed to Other Blackstone Accounts, which while due upon demand are generally called over an investment period of up to five years. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash, cash generated from net proceeds from Units issued and investment sale realizations. BXPE expects to continue making fund commitments in the future and, at times, reevaluate the commitments to existing vehicles.
As of March 31, 2026, the Aggregator had Total Assets of $15.8 billion, an increase of $3.0 billion, compared to $12.9 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $2.1 billion in Investments at Fair Value. As of March 31, 2026, the Aggregator had Total Liabilities of $1.3 billion, an increase of $776.8 million, compared to $564.0 million as of December 31, 2025. The increase in Total Liabilities was primarily driven by an increase of $650.0 million in Credit Facilities, due to borrowings made during the quarter and an increase of $117.4 million of Deferred Tax Liabilities, due to the increase in Net Change in Unrealized Gain (Loss) on Investments from Investments held by the underlying partnership and allocated to the Aggregator.
BXPE U.S.
As of March 31, 2026, BXPE U.S. had $1.8 million in Cash and Cash Equivalents and $100.0 million of unused capacity under BXPE U.S.’s Second A&R Line of Credit which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. As of March 31, 2026, BXPE U.S. had Total Assets of $12.0 billion, an increase of $1.9 billion, compared to $10.1 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $1.9 billion in Investment in the Aggregator at Fair Value. As of March 31, 2026, BXPE U.S. had Total Liabilities of $242.4 million, an increase of $41.0 million, compared to $201.4 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $29.0 million in Servicing Fees Payable, which was primarily driven by an increase in subscriptions in BXPE U.S. and an increase in Transactional Net Asset Value.
The Feeder
As of March 31, 2026, the Feeder had $1.7 million in Cash and Cash Equivalents which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. As of March 31, 2026, the Feeder had Total Assets of $3.8 billion, an increase of $560.6 million, compared to $3.2 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $555.2 million in Investment in BXPE U.S. at Fair Value. As of March 31, 2026, the Feeder had Total Liabilities of $126.1 million, an increase of $17.1 million, compared to $109.0 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $14.6 million in Servicing Fees Payable which was primarily driven by an increase in subscriptions in the Feeder and an increase in Transactional Net Asset Value.
Transactional Net Asset Value
The Registrants calculate their Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the BXPE U.S. Board of Directors. Transactional NAV is the price at which the Registrants sell and redeem their Units and serves as a basis for certain fees incurred by BXPE. The Sponsor also evaluates changes to the Registrants’ Transactional NAV to monitor fund performance. The Registrants’ Transactional NAV is based on the month-end values of their respective investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the valuation policies and procedures that have been approved by the BXPE U.S. Board of Directors. Organizational and offering expenses advanced on BXPE’s behalf by the Investment Manager are recognized as a reduction to the Registrants’ Transactional NAV ratably over 60 months beginning on January 1, 2025, and unitholder servicing fees, as applicable, are recognized as a reduction to the Registrants’ Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to the Registrants’ Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment. The Registrants believe that the presentation of Transactional NAV is useful to investors because it is the basis for subscriptions, redemptions and certain key fees and expenses incurred by BXPE and it enables investors to evaluate the change in value of their investment.

March 31, 2026
(Dollars in Thousands)
Components of BXPE U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$12,193,944
Cash and Cash Equivalents	1,846
Other Assets	22,088
Accrued Unitholder Servicing Fees (b)	(6,143)
Other Liabilities (c)	(23,637)
BXPE U.S.’s Transactional Net Asset Value	$12,188,098

March 31, 2026
(Dollars in Thousands)
Components of the Feeder’s Transactional Net Asset Value
Investment in BXPE U.S. (d)	$3,827,328
Cash and Cash Equivalents	1,736
Other Assets	6,592
Accrued Unitholder Servicing Fees (b)	(3,019)
Tax Liabilities	(10,167)
Other Liabilities (c)	(6,824)
Feeder’s Transactional Net Asset Value	$3,815,646
____________________
(a)For BXPE U.S.’s Transactional NAV, Investment in the Aggregator includes Performance Participation Allocation accrual, Management Fee accrual, organizational and offering expenses advanced on BXPE’s behalf by the Investment Manager that are recognized as a reduction to Transactional NAV ratably over 60 months beginning on January 1, 2025, and unitholder servicing fees, as applicable, that are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.
(b)Accrued unitholder servicing fees only apply to Class S, Class D and Class N Units, as applicable. The fees are recognized as a reduction of Transactional NAV on a monthly basis.
(c)Includes redemption payables. For purposes of computing Transactional NAV per Unit, such redemption payables are excluded.
(d)For the Feeder’s Transactional NAV, Investment in BXPE U.S. includes organizational and offering expenses advanced on the Feeder’s behalf by the Investment Manager. Investment in BXPE U.S. is driven by BXPE U.S.’s investment in the Aggregator.

The Transactional NAV per Unit for each class, or series of a class, of the Registrants was as follows:

	March 31, 2026
	Transactional NAV per Unit	Number of Units
Blackstone Private Equity Strategies Fund L.P.
Class I
Series I	$36.14	211,279,864
Series II (a)	$—	—
Series III (a)	$—	—
Class S	$35.46	123,704,198
Class D	$35.94	3,943,988
Class N	$28.55	861,230
		339,789,280
Blackstone Private Equity Strategies Fund (TE) L.P.
Class I
Series I	$35.78	45,362,166
Series II (a)	$—	—
Series III (a)	$—	—
Class S	$35.10	62,157,660
Class D	$31.91	333,922
		107,853,748
____________________
(a)The initial Transactional NAV per Unit for Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Unit for Class I-Series I Units at the time of initial sale.
The following table reconciles GAAP Net Asset Value to BXPE U.S.’s Transactional Net Asset Value.

March 31, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$11,746,031
Adjustments
Organizational and Offering Expenses (a)	4,885
Servicing Fee (b)	212,572
Tax Liabilities (c)	224,610
Transactional Net Asset Value	$12,188,098

The following table reconciles GAAP Net Asset Value to the Feeder’s Transactional Net Asset Value.

March 31, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$3,638,169
Adjustments
Organizational and Offering Expenses (a)	1,403
Servicing Fee (b)	106,070
Tax Liabilities (c)	70,004
Transactional Net Asset Value	$3,815,646
____________________
(a)Represents an adjustment to the Investment in the Aggregator or BXPE U.S., as applicable, to reflect the recognition of organizational and offering expenses ratably over 60 months beginning January 1, 2025.
(b)Represents an adjustment to reflect unitholder servicing fees on Class S, Class D and Class N Units, as applicable, as they are accrued on a monthly basis.
(c)Represents an adjustment to remove certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment.
The following table presents BXPE’s Transactional Net Asset Value, without duplication.

March 31, 2026
(Dollars in Thousands)
Components of BXPE‘s Transactional Net Asset Value
Feeder‘s Transactional Net Asset Value	$3,815,646
BXPE U.S.‘s Transactional Net Asset Value	12,188,098
Aggregate Parallel Funds‘ Transactional Net Asset Value	2,565,779
Feeder‘s Investment in BXPE U.S. (a)	(3,827,328)
BXPE Transactional Net Asset Value	$14,742,195
____________________
(a)Represents an adjustment to remove the portion of BXPE U.S.’s Transactional NAV attributable to the Feeder’s Investment in BXPE U.S.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies, that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Developments
Information regarding recent accounting developments and their impact on the Feeder, BXPE U.S. and the Aggregator, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder, Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Financial Statements” of BXPE U.S. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.

Fair Value Risk
BXPE makes Private Equity Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by the Aggregator. Based on the fair value of the equity investments and debt investments held by the Aggregator as of March 31, 2026, we estimate that a 10% decline in the fair value of such investments would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	March 31, 2026
	Feeder	BXPE U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in Fair Value Investments	$(350,970)	$(1,096,565)	$(1,327,330)
____________________
(a)The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.
Exchange Rate Risk and Interest Rate Risk
There were no other material changes in our market risks as of March 31, 2026 as compared to December 31, 2025. For additional information, see “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Each Registrant maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Registrants, as applicable, in reports that the Registrants, as applicable, file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Registrants’ management, including the Chairperson and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, the Registrants’ management, as applicable, necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
The Registrants’ management, including the Chairperson and Chief Financial Officer of each of the Registrants, evaluated the effectiveness of each of the Registrant’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chairperson and Chief Financial Officer of each of the Registrants, have concluded that, as of the end of the period covered by this report, each of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information each of the Registrants are required to disclose in reports that the Registrants file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to each of the Registrant’s management, including the Chairperson and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in each of the Registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings
The Registrants are not currently subject to any pending material legal proceedings. From time to time, the Registrants may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Registrants’ rights under contracts with our portfolio companies. The Registrants may also be subject to regulatory proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of our potential risks and uncertainties for the Registrants, see the information under the heading “Risk Factors” in their Annual Report on Form 10-K for the year ended December 31, 2025 and in their subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov and www.bxpe.com. The risks described in the Registrants’ Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the three months ended March 31, 2026:

Redemption Period (a)	Total Number of Units Redeemed (All Classes)	Average Price Paid per Unit (All Classes) (b)	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs (All Classes)	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs (All Classes) (c)
BXPE U.S.
January 2, 2026 - January 30, 2026	599,909	$35.28	599,909	—
Feeder
January 2, 2026 - January 30, 2026	159,529	$34.65	159,529	—
_________________
(a)Redemptions were effective as of March 31, 2026.
(b)Average Price Paid per Unit reflects the 5% early redemption deduction, as applicable.
(c)All redemption requests were satisfied in full.
For additional information on the Unit Redemption Plan, including a breakdown by class, or series of a class, see Note 4. “Net Assets — Unit Redemption Plan” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder and in Note 5. “Net Assets — Unit Redemption Plan” in the “Notes to Condensed Financial Statements” of BXPE U.S. in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
Blackstone Private Equity Strategies Fund L.P.

3.1	Certificate of Limited Partnership of BXPE Fund L.P. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on May 23, 2022).
3.2
Certificate of Amendment to Certificate of Limited Partnership of BXPE Fund L.P. (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the SEC on May 23, 2022).

3.3
Third Amended and Restated Limited Partnership Agreement of Blackstone Private Equity Strategies Fund L.P., dated as of March 12, 2026 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2026).

10.1
Amended and Restated Investment Management Agreement, dated as of January 1, 2026, between Blackstone Private Equity Strategies Fund L.P. and Blackstone Private Investments Advisors L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2026).

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Blackstone Private Equity Strategies Fund (TE) L.P.

3.4
Certificate of Limited Partnership of Blackstone Private Equity Strategies Fund (TE) L.P. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2025).

3.5
Second Amended and Restated Limited Partnership Agreement of Blackstone Private Equity Strategies Fund (TE) L.P., dated as of March 12, 2026 (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2026).

31.3*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).
31.4*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).
32.3**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All Registrants
10.2
Amended and Restated Dealer Manager Agreement, dated as of January 13, 2026, between Blackstone Private Equity Strategies Fund L.P., Blackstone Private Equity Strategies Fund (TE) L.P. and Blackstone Securities Partners L.P. (incorporated herein by reference to Exhibit 10.6 to the Registrants’ Annual Report on Form 10-K filed with the SEC on March 13, 2026).

10.3	Form of Selected Dealer Agreement (incorporated herein by reference to Exhibit 10.7 to the Registrants’ Annual Report on Form 10-K filed with the SEC on March 13, 2026).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
*    Filed herewith.
**    Furnished herewith.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: May 13, 2026	Blackstone Private Equity Strategies Fund L.P.
/s/ Christopher J. James
	Name:	Christopher J. James
	Title:	Chairperson
(Principal Executive Officer)

Date: May 13, 2026	Blackstone Private Equity Strategies Fund L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 13, 2026	Blackstone Private Equity Strategies Fund (TE) L.P.
/s/ Christopher J. James
	Name:	Christopher J. James
	Title:	Chairperson
(Principal Executive Officer)

Date: May 13, 2026	Blackstone Private Equity Strategies Fund (TE) L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)